Form 10-K405
period 1996-12-31
INTERNATIONAL KNIFE & SAW INC
filed 1997-03-31
CIK 1027909

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the year ended December 31, 1996

                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

                       Commission file number: 333-17305

                         INTERNATIONAL KNIFE & SAW, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                 57-0697252
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation ororganization)                   Identification No.)


           1299 Cox Avenue
          Erlanger, Kentucky                                        41018
 (Address of registrant's principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  (606) 371-0333

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes [X]  No [ ]

     As of January 1, 1997, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

                    Documents incorporated by reference: None

     Unless otherwise indicated, industry and market data used throughout this report are based on Company estimates which, while believed by the Company to be reliable, have not been verified by independent sources. Unless otherwise indicated or the context otherwise requires, references to "IKS" or the "Company" are to International Knife & Saw, Inc. and its consolidated subsidiaries.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Certain matters discussed in this filing could be characterized as forward looking statements, such as statements relating to plans for future expansion, other capital spending, financing sources and effects of regulation and competition. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Knife & Saw, Inc. ("IKS" or the "Company") is a wholly-owned subsidiary of IKS Corporation, a Delaware corporation ("IKS Holdings"). The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws, operating in an estimated worldwide market of $1.0 billion. The Company's products, which are consumed in the normal course of machine operation and need resharpening or replacement many times a year, are mounted in industrial machines and are used in virtually every facet of cutting, slitting, chipping and forming of materials. The Company serves the following major market sectors: (i) Wood (42% of 1996 net sales);
(ii) Paper & Packaging (38%); (iii) Metal (13%); and (iv) Plastic & Recycling (7%). The Company believes that it has a leading worldwide market share in each of these market sectors and that there is no other company that serves all four such sectors.

     IKS traces its origins to 1814, when Klingelnberg Soehne was founded in Germany as a textile and hardware trading house. Klingelnberg Soehne began manufacturing industrial knives and saws in the early 1900s and by 1940 was serving a variety of product segments. Klingelnberg Soehne expanded its sales into the North American market during the 1960s and subsequently established manufacturing and resharpening operations which were complemented by several strategic acquisitions. The Company was incorporated in 1979, and by 1991 it had acquired the European and North American operations of Klingelnberg Soehne. Since 1991, the Company has expanded its resharpening operations by acquiring and opening 13 service centers , and has recently commenced operations in Asia and Latin America.

THE RECAPITALIZATION

     The Company issued $90 million in aggregate principal amount of 11 3/8% Senior Subordinated Notes due 2006 (the "Notes") on November 6, 1996 under an Indenture, dated as of November 6, 1996 (the "Indenture"), by and between the Company and United States Trust Company of New York, as trustee. The Notes were issued concurrently with the consummation of a recapitalization (the "Recapitalization") of IKS Holdings. Prior to the Recapitalization, all of the issued and outstanding capital stock of IKS Holdings was held by members of the Klingelnberg family and the Company's issued and outstanding capital stock was held approximately 97% by IKS Holdings and approximately 3% by John E. Halloran, Edward J. Brent, Thomas Meyer and Hans Berg, each of whom was an executive officer of the Company (the "Existing Management Investors").

     The Recapitalization involved the following transactions: (i) the Existing Management Investors exchanged their holdings of capital stock issued by the Company for capital stock of IKS Holdings, and the Company became a wholly owned subsidiary of IKS Holdings; (ii) IKS Holdings amended its charter to change its corporate name to "IKS Corporation" and to authorize three classes of capital stock, consisting of preferred stock (the "Holdings Preferred Stock"), voting common stock (the "Holdings Class A Stock") and non-voting common stock (the "Holdings Class B Stock" and, together with the Holdings Class A Stock, the "Holdings Common Stock"); (iii) the issued and outstanding capital stock of IKS Holdings was exchanged for a recapitalization distribution (the "Recapitalization Distribution") which consisted of (a) approximately $86.6 million in cash and (b) Junior Subordinated Debentures of IKS Holdings (the "Holdings Debentures"), Holdings Preferred Stock and Holdings Class A Stock with an aggregate value of approximately $9.4 million issued to Arndt Klingelnberg, Diether Klingelnberg and John E. Halloran; (iv) John E. Halloran and Thomas Meyer, together with certain other key employees of the Company who were not Existing Management Investors (the "New Management Investors" and, together with the Existing Management Investors, the "Management Investors"), purchased Holdings Debentures, Holdings Preferred Stock and Holdings Class A Stock from IKS Holdings for approximately $1.3 million in cash; and (v) Citicorp Venture Capital Ltd. ("CVC") purchased Holdings Debentures, Holdings Preferred Stock and Holdings Common Stock from IKS Holdings for $14.3 million in cash.

     The gross proceeds to the Company from the sale of the Notes, together with the aggregate investment of $15.6 million made in IKS Holdings by John E. Halloran, Thomas Meyer, the New Management Investors and CVC in connection with the Recapitalization, were used to (i) finance the cash portion of the Recapitalization Distribution (approximately $86.6 million), (ii) repay approximately $11.4 million of outstanding indebtedness referred to below and
(iii) pay approximately $4.5 million of fees and expenses related to the transactions.

     In connection with the Recapitalization, the Company repaid approximately $5.2 million of its existing indebtedness and entered into a new $20.0 million revolving credit facility (the "Senior Credit Facility"). In addition, a German subsidiary of the Company repaid approximately $6.2 million of existing indebtedness under its term loan and entered into a new $5.0 million revolving credit facility (the "New German Credit Facility").

     In accordance with certain provisions contained in the documentation governing the Recapitalization, the amount of the Recapitalization Distribution was adjusted upwards by approximately $2.8 million on March 1, 1997, and such amount was paid in cash by the Company to the recipients of the Recapitalization Distribution.

BUSINESS STRATEGY

     The Company believes that it can enhance its leading market position through the continued implementation of its business strategy. Key elements of this strategy include (i) maximizing stable, high margin end-user sales; (ii) increasing its global manufacturing, sourcing and marketing capabilities through strategic alliances; (iii) growing its resharpening service center operations, which increases direct access to end-users and enables the Company to capture both resharpening and additional replacement business; (iv) expanding and improving its product offering; (v) maintaining its focus on cost improvement opportunities; and (vi) continuing to evaluate acquisitions in the highly fragmented knife and saw industry. The Company is presently evaluating potential acquisition opportunities and as part of its strategy will continue to do so in the future. There can be no assurance that the Company will consummate any such acquisitions or, if consummated, the timing thereof.

PRODUCTS AND MARKETS

     The Company manufactures and sells its products in four major market sectors including (i) Wood (42% of 1996 net sales); (ii) Paper & Packaging (38%); (iii) Metal (13%); and (iv) Plastic & Recycling (7%). IKS offers an extensive variety of knives and saws which are mounted in industrial machines and are sold across a wide customer base and over numerous industries throughout the world. The Company's knives and saws are consumed in the normal course of machine operation and need resharpening or replacement many times per year.

Wood

     IKS believes it is the largest manufacturer of industrial wood knives and saws with 1996 net sales of approximately $50 million. Industrial wood knives and saws are utilized in applications by companies such as Weyerhauser Co. and Louisiana Pacific Corp. for sawing and chipping of lumber into specific dimensional sizes for use in the housing industry; by companies such as Georgia Pacific Corp. and Boise Cascade Corp. for peeling large diameter logs into veneer for use in the production of plywood, paneling and furniture; and by companies such as Scott Paper Co., Inc. and International Paper Co., Inc. for the production of wood chips used in their pulp mills to produce fine paper, newsprint and craft paper. In addition, the Company's knives are used to cut wood into chips, used for fuel by wood and coal burning power plants as well as generating power and steam for large paper and pulp mills worldwide. The Company manufactures products for many aspects of wood converting in a price range from $10 to $2,000, with an average price of approximately $30.

     Industrial wood cutting knives and saws are consumed in the normal course of operation and due to their rough service applications generally need resharpening as often as every six to eight hours and 50 times over the life of the product. Wood circular and band saws are generally resharpened and retensioned every two weeks and replaced after two years.

     As wood becomes more expensive, the industry is increasingly cognizant of the need for more effective tree utilization and reducing material lost to inefficient sawing. Two examples demonstrating solutions to these concerns are the introduction of Stellite(TM) tipped band saws which minimize the kerf (the amount of wood lost to saw dust in the cut) while providing a longer lasting saw blade and the increased use of waferizer and flaker knives. Whereas in the past, band saws were only resharpened a limited number of times, the use of Stellite(TM) tips greatly extends the life of the product, and increases the number of times the band saw can be resharpened. Since the Company is one of a select few manufacturers producing such saws, the Company believes that it is well positioned to benefit as demand for this product increases over time. In addition, the industry is trending toward engineered and composite materials made from specially sized wood chips leading to increased sales of waferizer and flaker knives, and wear parts. In the past, plywood was typically used in favor of engineered and composite materials. However, plywood requires the use of large diameter logs as raw material, leaving considerable waste on the forest floor, whereas wafer board and oriented strand board use tighter tolerance waferizer and flaker knives to reduce smaller, less expensive raw material logs into specifically sized and shaped wood chips. The chips are then assembled with synthetic binders into boards, sheets and specialty profiles, having properties superior to plywood or solid wood predecessors. The Company believes that it is the leading North American manufacturer of these specialty knives and has the ability to grow with this rapidly increasing market.

     The Company is also a leader in the manufacture of long wood-peeling and slicing veneer knives. Veneer knives are among the more difficult industrial knives to manufacture due to their length (up to six meters) and quality requirements. IKS is one of only a limited number of manufacturers which can produce such a knife. As the market demands higher quality veneer knives, the Company believes that its expertise in the design and manufacture of such knives gives it a competitive advantage.

     The market for wood cutting knives and saws is growing in Asia and other underdeveloped regions as many of the nations in these regions begin to export products further along the production cycle. As the Company expands in these regions, it believes that it will benefit from the increased exportation of finished products. The Company is also using its service center operations to increase its sales, as more wood cutting operations are outsourcing their knife and saw servicing needs.

Paper & Packaging

     The Company believes it is the largest manufacturer of industrial paper & packaging knives with 1996 net sales of approximately $46 million. Among the Company's four major markets, the paper & packaging knife market is the largest and most diverse, with the widest variety of cutting methods. These knives are used in applications by companies such as Kimberly-Clark Corp. and Proctor & Gamble Co. for cutting and perforating tissue paper and paper towels and the production of disposable diapers; by companies such as Frito-Lay, Inc. and M&M Mars, Inc. which utilize Zig Zag knives to cut the top and bottom of snack food, salt and pepper and candy packages sold by convenience stores and fast food chains; and by companies such as Quebecor Corp., Champion International Corp. and RR Donnelly & Sons Co., Inc. for cutting and trimming paper in the production of copy paper, books and business forms. As a result of their many uses, paper & packaging knives represent the largest category of the Company's approximately 10,000 products with more than 2,500 paper & packaging knife products relating to every aspect of paper & packaging manufacturing and converting. The Company's paper & packaging products range in price from $50 to $1,000, with an average price of approximately $200.

     Paper knives are made from a wide range of steel grades, from inlaid carbon steels to carbide. Recent trends in the paper industry, including an increase in the use of recycled fiber and a change in paper chemistry to more abrasive alkaline additives, have required upgrades by paper producers to higher quality, more expensive knife materials and designs which are better suited for more sophisticated and diverse cutting applications. As a result, the market for industrial paper knives is experiencing price and margin expansion as higher-end knives are increasing in demand. The Company has developed an expertise in the manufacture of these more sophisticated cutting tools which allow the paper converter to run longer and produce better quality cuts. The Company believes that few of its competitors have the expertise to manufacture machine knives out of the more expensive materials, which gives IKS a competitive edge and positions it to offer the most complete package of new knife products and services in the world paper market.

     Industrial paper knives are generally consumed rapidly in the normal course of operation and can need resharpening as often as once per week and 50 times over the life of the product. The Company has a strong presence in the knife servicing market in North America, capitalizing on the preference of users of paper knives to outsource their knife servicing needs rather than resharpen their knives themselves. Customers often find that the performance of these tools can be better maintained if the sharpening is outsourced to professional service shops having more specialized equipment and technically trained personnel. The Company believes that it has the largest network of Company-owned, strategically located service shops equipped with the IKS Hyperhone system, which system maintains new knife performance throughout the life of a tool and is not available at most other independent or in-house grinding shops. The Company is continuously expanding its paper knife servicing business by educating paper mills on the benefits of outsourcing their knife resharpening needs to the Company's service centers.

     The Company believes that the market for paper & packaging knives is strong worldwide and is growing in Europe, Asia and Latin America. The Company believes this market is growing most quickly in Asia as countries in that region move from exporting raw lumber to exporting paper pulp and, in some cases, finished paper products. The Company's expansion into Asia through its China joint ventures has been based, in part, on its desire to increase its presence in the paper knife market. The Company should also benefit in Asia and Latin America as consumer markets in those regions emerge and the use of packaged consumer products rapidly increases. The Company feels that, through its continued emphasis on providing specialized technical assistance, it will continue to grow in these markets.

Metal

     The Company believes it is the second largest manufacturer of metal knives with 1996 net sales of approximately $15 million. The Company's metal knives are used by steel processing facilities such as Heyco Corp., Edgecomb Metals Co. and Allegheny Ludlum Corp. and metal products manufacturers such as Deere & Co. Inc., Caterpillar, Inc. and Steelcase Corp.; in the cutting, shearing and chopping of steel being produced in steel mills used by companies such as Bethlehem Steel Corp., Rouge Steel Co. and USX Corp.; and in cutting metal sheets and slitting strips from rolls of sheet steel processed by companies such as California Steel Corp. and Joseph T. Ryerson & Son, Inc. The Company manufactures knives for many aspects of metal converting ranging in price from $4 to $9,000, with an average price of approximately $75.

     Steel circular slitter knives are highly accurate, requiring tolerances of up to 40 millionths of an inch for a high degree of precision and customization. There is a trend toward increased tensile strengths of metals and maximizing the efficiency of metal slitting machines. This trend requires tool technology that extends the normal resharpening cycle. The Company is a leader in this field, utilizing fine-grained raw materials and triple-tempered vacuum heat treatment procedures to produce finely lapped surfaces which enable this degree of precision.

     In setting up their steel slitting lines, the Company's customers order knives specifically designed for the particular demands and characteristics of each production line. IKS offers expert technical and computer software assistance to companies setting up such a line. The Company has developed a proprietary software package, Slitter Assembly Program (SLAP), which assists customers in choosing and setting up metal slitting knives. The IKS (SLAP) technology makes use of custom computer software to guide the personnel setting up the arbor in the selection of the individual slitter knife and spacer combination to an exact thickness, assuring that, as the arbor is loaded, the accumulated error is maintained near zero. The accuracy of this knife clearance directly affects the cut edge quality of the steel strip. By offering this technology, as well as personal technical assistance, the Company is an integral part of the steel slitting knife purchasing process, which the Company believes increases the likelihood that a customer will choose an IKS product.

     Another method the Company utilizes to maintain its position with its customers of steel slitting knives is its focus on metal knife resharpening centers. Metal knives are consumable and generally need resharpening as often as once per week and as often as 100 times over the life of a product. Although most users of metal knives have expertise in metalworking and typically resharpen their own knives, there is a trend among steel mills in the United States to outsource their resharpening requirements due to the increasing sophistication and tolerance required of metal knives. IKS is capitalizing on this opportunity. The market for industrial metal knives is dependent upon the steel usage by numerous industries including the automotive industry and metal and consumer products manufacturers, such as aluminum can and appliance manufacturers.

Plastic & Recycling

     The Company believes it is the largest manufacturer of industrial plastic & recycling knives with 1996 net sales of approximately $8 million. Industrial plastic granulator knives are used for the manufacture of plastic, typically by companies such as Mobil Chemical Corp. and I.C.I. Americas, Inc. where pelletizing knives are used to cut plastic into small, precise pieces for processing; by companies such as E.I. DuPont de Nemours & Co. for cutting artificial fibers; by companies such as Wellman Inc. for recycling plastic containers; and by companies such as Waste Recovery Corp. for the environmental recycling of styrofoam, rubber and glass. The Company manufactures knives for all of these uses, as well as related knives used to cut computer tape, foil and film by companies such as Alcoa Aluminum Co. of America, Inc. and Eastman Kodak Co. and household products produced by Hasbro Corp. and Rubbermaid Inc. The Company sells products in this sector in a price range from $1 to $250, with an average price of approximately $50.

     IKS is North America's largest manufacturer of plastic granulator knives and is also a leader in the manufacture of such knives in Europe. Although the current market for plastic granulator knives is relatively small, the Company believes it will grow rapidly as the machinery that uses plastic cutting knives is adapted for an increasing number of cutting and recycling-related applications. The market for industrial plastic granulator knives is currently strong in Europe as a result of government mandated recycling programs and is also growing in North America due to the increased focus on the environment and recycling. There is a growing emphasis on recycling with respect to reclaiming the reusable value of material in plastic, rubber, glass and metal products, as well as with respect to easing the disposal of urban waste, medical waste, aluminum cans and soda bottles in accordance with environmental regulations.

     The Company is also is a leader in the development and production of knives used in the size reduction and recycling of automobile tires and glass. The Company believes the use of tire granulating knives will continue to increase as new uses are developed for the reprocessed material. The Company believes that the recycling of copper and aluminum cable and wires will also increase as fiber optic and satellite communication technologies become more widespread. The Company manufactures the knives which are used in the granulator systems used in recycling these materials and is thus well positioned to benefit as demand for these products increases.

     Industrial plastic granulator knives are consumed in the normal course of machine operation and need resharpening as often as once per month and as many a 15 times over the life of a product. Most users of industrial plastic granulator knives do not service their own knives and the servicing of such knives is also an important area for the potential expansion of the Company's customer base.

MARKETING AND DISTRIBUTION

     The Company is the only industrial knife and saw manufacturer with operations in North America, Europe, Asia and Latin America and products sold in more than 75 countries. Historically, the Company's sales have been principally in North America and Europe. However the Company has recently expanded operations into the emerging markets of Asia and Latin America, and plans to continue its international growth, entering new geographic markets while broadening existing ones.

     The Company has a salesforce of 71 people, the largest direct salesforce focused on industrial knives and saws. Complementing the Company's knowledgeable worldwide salesforce, the Company has 21 product managers who are experts in their respective fields and are responsible for product coordination among the Company's salespeople, customers and manufacturing operations. The Company concentrates its sales efforts on end-users, which represent 91% of 1996 net sales, through its direct sales force, distributors, agents and Company-owned and independent resharpening service centers. The remaining 9% of the Company's net sales are to original equipment manufacturers ("OEM") manufacturers of cutting machines through its direct sales force.

     In order to better serve its customers, the Company strategically places its inventory around the world to best suit geographical and customer needs. This results in the Company being able to ship most products to the end-users more rapidly than many of its competitors and as a result the Company is often able to command a premium price for its products.

     End-users -- Direct Salesforce and Company-Owned Service Centers. Approximately 60% of the Company's 1996 net sales were direct to end-users through the Company's salesforce and Company-owned service centers, representing approximately 5,000 customer accounts. The Company believes that it has been successful in selling to end-users because of its large and knowledgeable salesforce, broad product offering, customer service, the strategic placement of its inventory and its relationships with OEMs. The Company's salesforce develops close working relationships with end-users, continually providing customers with direct technical support, offering advice about the types of knives, materials and specifications which would be appropriate for their specific machines.

     The Company is afforded additional direct access to end-users by providing resharpening services to end-users of both its own and its competitors' products through its 15 service centers, ten in the United States, three in Canada, one in Mexico, and one in Chile. This enables the Company to create even closer customer relationships which better position it to be the first choice of the end-user when a replacement is needed. Since industrial knives and saws are consumable, and generally need resharpening at least once per week and as often as 50 times over the life of a product, resharpening revenues can be significantly in excess of the cost of the product.

     The resharpening service centers also act as distributors as they sell replacement knives and saws. By owning and operating these service centers, the Company can replace competitors' products with IKS products, including IKS products that the service center may not have previously sold. The Company believes that the number of service center users will continue to increase as a result of an emerging trend toward outsourcing resharpening operations. This outsourcing trend results from end-users implementing overhead reductions and requiring expertise in resharpening blades that are increasingly more sophisticated in materials and design. Such sales are typically high margin sales since end-users will pay a higher price for the Company's technical support resulting in greater satisfaction. In 1996, the Company had approximately $6.9 million in net sales from its resharpening operations.

     End-users -- Distributors and Independent Service Centers. The Company sells approximately 30% of its net sales to end-users through distributors and independent resharpening service centers. The Company's long term relationships with these distributors, agents and independent resharpening service centers complements its salesforce by providing the opportunity to access additional niche markets. The Company will continue to utilize its distribution network to expand its sales reach and carry the IKS products in their inventory, ready to be sold to end-users.

     OEMs. Approximately 9% of IKS' 1996 net sales were directly to a variety of OEM manufacturers. The Company believes it is the leading supplier to the OEM market, placing the original knife or saw in the OEM machine, and has a close relationship with many of the major cutting machine manufacturers worldwide. The Company has developed and maintains these close relationships by providing advice to OEM manufacturers about the types of knives, materials and specifications which would be appropriate for their particular machines. In supplying over 300 OEMs, the Company's market managers have an enhanced ability to identify the needs of its customers and to coordinate the Company's technical capabilities with those needs. As a result, the Company believes that it has greater opportunities to place its products into OEM machines and by doing so provides itself with a competitive advantage in capturing the resultant end-user replacement sales.

STRATEGIC ALLIANCES

     The Company's strategic alliances include over 50 business relationships with suppliers of finished industrial knives and saws throughout the world, four joint ventures and several strategic relationships with independent resharpening centers. These alliances enable the Company to expand its international presence, increase its product offerings and align itself with local entrepreneurs in international markets where local market expertise is needed while broadening its customer base with limited additional investment.

     Finished Goods Suppliers. The Company's relationships with suppliers of finished goods are typically with small manufacturers throughout the world. The Company's relationships with finished goods suppliers allow it the flexibility to manufacture or source a product based upon cost and delivery time, the quality of product needed, the region to be supplied and the material to be used. The more significant of these relationships provide the Company with the exclusive or semi-exclusive rights to market certain of its partners' products within the Company's markets and allow the Company to purchase finished goods for a relatively low cost and then resell these products at attractive margins often using the Company's trademarks and tradenames. The Company generally has at least two suppliers for most of the products it sources. In addition, the loss of any particular supplier would not have a material effect upon the Company, since the Company is able to manufacture substantially all of the products it sources.

     Joint Ventures. The Company recently expanded its international presence through joint ventures in Asia and Latin America. These include two joint ventures which commenced operations in January 1996 with the leading industrial paper cutting machinery manufacturer in China. The Company has a 51% interest in both ventures, which had total net sales of $5.5 million for 1996. The Company's partner in the China joint ventures is Shanghai Printing and Packaging Machinery General Corporation, which currently has approximately an 80% share of the paper knife machine market in China, manufacturing cutting equipment which consumes the Company's paper knives. These joint ventures sell products domestically within China and IKS exclusively exports these products to the rest of the world, providing the Company with a relatively low cost source of supply for resale to its customers. These joint ventures will also provide a distribution network for the Company to import its products from North America and Europe into the rapidly developing market in China as the economy expands and demands a greater variety of cutting tool products. The Company's other joint venture interests are a 42.5% interest in a distributor and service center in Chile which had net sales of approximately $1.0 million in 1995 and 1996 and a 30% interest in a distributor in the Philippines which had net sales of approximately $730,000 in 1995 and $1.0 million in 1996.

RAW MATERIALS

     The Company has numerous suppliers of raw materials, including over 20 raw material suppliers of steel. IKS's steel purchase volume is typically large enough to allow the Company to purchase steel directly from steel mills, which results in reduced raw material costs. The Company believes that its relationships with all of its steel vendors are good. The Company is not dependent on any one of its suppliers for all of its raw materials.

     In 1995, the Company experienced an unexpected increase in the price of tool steel because of an unusual general market price increase which affected the knife industry worldwide. This price escalation is attributable to a major reduction in specialty tool steel production resulting from the closing of a major German steel mill and the consolidation of steel producers in Latin America and Europe coupled with a strong demand for raw materials in North America and Europe. The resultant shortage in tool steel caused deliveries from suppliers to be extended from nine months to fourteen months. As the Company sells primarily to end-users which requires prompt and timely delivery, the Company was forced to purchase expensive substitutes. Due to the unexpected nature of the price increase, the Company was not able to pass along this increase to its customers on a timely basis. The Company has taken measures to prevent such a reoccurrence by negotiating a 90-day fixed price term into most of its sales contracts as opposed to the previous one year term, increasing prices on a more regular basis and expanding the number of its steel suppliers.

     In the second half of 1996 there was an increase in the number of suppliers of tool steel, and prices for tool steel have recently started to decrease.

BACKLOG ORDERS

     As of March 10, 1997, the dollar amount of backlog orders believed by the Company to be firm totaled approximately $36 million. It is expected that a significant portion of all such orders will be filled during 1997. As of March 10, 1996, the dollar amount of backlog orders totaled approximately $33.4 million.

COMPETITION

     The industrial knife and saw market is highly fragmented with numerous participants. The Company competes principally on the basis of price, service, delivery, quality and technical expertise. The Company's competitors vary in each of the market sectors that the Company serves. There is no one company which competes with the Company in all four of the market sectors which the Company serves and there is no one company which is dominant in any of such market sectors. The Company believes that the reputation it has established over its long history for quality products, sales and service network and its in-depth product knowledge provide it with a competitive advantage in all the market sectors it serves.

TRADEMARKS AND TRADENAMES

     The Company markets its products under certain trademarks, including "IKS(TM)," "IKS Klingelnberg," "Chromavan," "Chromalit," "Compaflex," "Compalloy," "Durapid," "Duritan," "Dynabloc(TM)," "Dynapren," "Dynatherm," "Klirit," "KSFmicroplan," "Novacrom(TM)," "Novador," "QCP," "Quality Cut Knife Maintenance Program and Design," "Slap," "Stop," "Surekut(TM)," "Tecalloy(TM)," "Tecnolite(TM)," "Ultrid," and "Workalit." In addition, the Company uses the following tradenames: American Custom Metals; Ban-Carb; Canadian Knife & Saw; Durakut; Econokut; Hannaco; Hyperhone; IKS de Mexico; IKS Shanghai; Kodiak; SPS; Tuff-Tip; and Ultrakut.

EMPLOYEES

     At December 31, 1996, the Company had 1,143 full-time employees. Of such employees, 640 were located in North America, 175 were located in Europe and 328 were located in Asia. The Company considers its relations with its employees to be good.

     The Company's employees are primarily non-union. The Company's Bergisch Born, Germany facility and China facilities (operated in connection with its joint venture arrangements) are the only facilities which employ union workers. The Company estimates that 48 of its 175 German employees are union members. The majority of the 317 employees at the facilities of the two China joint ventures are part of a governmental bargaining unit. The Company considers its relations with the unions to be good.

ENVIRONMENTAL AND REGULATORY MATTERS

     As with most industrial companies, the Company's facilities and operations are required to comply with and are subject to a wide variety of federal, state, local and foreign environmental and worker health and safety laws, regulations and ordinances, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). Certain of these Environmental Laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Compliance with Environmental Laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The nature of the Company's operations, the long history of industrial uses at some of its current or former facilities, and the operations of predecessor owners or operators of certain of the businesses expose the Company to risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that material costs or liabilities will not be incurred in connection with such liabilities or claims.

     In connection with the Recapitalization, the Company obtained an indemnity for fines and penalties for violations of Environmental Laws and for losses suffered by the Company with respect to certain environmental conditions occurring prior to the Recapitalization. The environmental indemnities are subject to certain time limitations depending on the nature of the environmental claim, a $15.0 million cap and, except for fines and penalties for violations of Environmental Laws, a $2.5 million deductible. Based on the Company's experience to date and the indemnities obtained in connection with the Recapitalization, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental liabilities or claims) should not have a material adverse effect on the Company's business, financial condition or results of operations. However, future events, such as changes in existing laws and regulations or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by the Company that may be material.

ITEM 2. PROPERTIES

     The Company is headquartered in Erlanger, Kentucky, located a few miles south of Cincinnati, Ohio. The Company currently owns or leases 20 facilities in North America, Europe and Asia, which are used for manufacturing, distribution, sales, warehousing and service center activity.

     The following table sets forth the location, square footage and principal functions of each of the Company's facilities.

                LOCATION                      APPROX. SQ. FT.             USE
North American Facilities
  Florence, SC ................................   106,600         Manufacturing/Service
                                                                  Center/Distribution/Sales
  Erlanger, KY (corporate
     headquarters) ............................    99,700         Manufacturing/Servicing
                                                                  Center/Distribution/Sales
  Camden, AL ..................................    44,700         Manufacturing/Service
                                                                  Center/Distribution/Sales
  McMinnville, OR .............................    34,000         Manufacturing/Service
                                                                  Center/Distribution/Sales
  Granby, Quebec* .............................    20,000         Manufacturing/Service
                                                                  Center/Distribution/Sales
  Langley, British Columbia ...................    19,200         Manufacturing/Service
                                                                  Center/Distribution/Sales
  Gary, IN* ...................................    18,500         Service Center/Distribution/Sales
  Bangor, ME ..................................    12,400         Service Center/Distribution/Sales
  Mississauga, Ontario* .......................    11,800         Service Center/Distribution/Sales
  West Monroe, LA .............................     7,500         Service Center/Distribution/Sales
  Chesterfield, VA
     (Richmond)* ..............................     7,400         Service Center/Distribution/Sales

  Langley, British Columbia* ..................     5,000         Service Center
  Kent, WA* ...................................     4,000         Service Center/Sales
  Mexico City, Mexico* ........................     3,500         Distribution/Sales
  Statesboro, GA* .............................     2,700         Service Center
European Facilities
  Bergisch Born, Germany ......................    56,000         Manufacturing/Distribution/Sales
  Geringswalde, Germany .......................    30,700         Manufacturing
Asian Facilities
  Jakarta, Indonesia* .........................     2,700         Distribution/Sales
  Singapore* ..................................     1,000         Distribution/Sales
Joint Venture Facilities
  Shanghai, China** (51%) .....................    32,000         Manufacturing/Distribution/Sales
  Concepcion, Chile* (42.5%) ..................     3,500         Service Center/Distribution/Sales
  Manila, Philippines (30%) ...................     2,500         Distribution/Sales

----------
* Leased.
** Facility owned, land leased.

     The Company believes that its facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.

     The Company places a strong emphasis on producing high quality products. The Company's European facility located in Bergisch Born, Germany has been awarded ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. The Company is currently working toward receiving ISO 9002 certification for its facility in Erlanger, Kentucky. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, as it provides evidence to purchasers that the specified product quality has been achieved and is being sustained.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in legal proceedings arising in the ordinary course of business. The Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     This item is not applicable to the registrant for this filing on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company is a wholly owned subsidiary of IKS Holdings. The Company's common equity is not publicly traded and, accordingly, an established market does not exist for such common equity.

     IKS Holdings has two classes of common equity outstanding as well as preferred stock. As of January 1, 1997, there were 16 holders of IKS Holdings' outstanding common equity. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     On November 6, 1996, IKS Holdings completed the Recapitalization. As part of the Recapitalization, the Company paid a special cash dividend of approximately $63.5 million to IKS Holdings to finance, in part, the cash portion of the Recapitalization Distribution. See "Item 1. Business - The Recapitalization."

     The Notes were issued pursuant to the Indenture, which prohibits the Company from declaring or paying any dividend or making any distribution on account of the Company's equity interests unless certain conditions, as outlined in the Indenture, exist at the time of such payment. The Company is not prohibited from declaring or paying dividends in the form of capital stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following table contains selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1996 and certain selected pro forma financial data of the Company for the years ended 1995 and 1996. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's historical consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                                             YEAR ENDED DECEMBER 31
                                                     -----------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
                                                        1992             1993            1994             1995             1996
                                                     ---------        ----------       ---------        ---------        ---------
Operating Data:
Net sales                                            $  81,973        $  84,964        $  92,447        $ 107,030        $ 118,996
Cost of sales                                           57,554           60,391           62,273           76,057           83,122
                                                     ---------        ---------        ---------        ---------        ---------
  Gross profit                                          24,419           24,573           30,174           30,973           35,875
Selling, general and administrative
  expenses                                              17,835           17,005           18,490           20,363           23,591
Other                                                     --                342              571              589             --
                                                     ---------        ---------        ---------        ---------        ---------
  Operating income                                       6,584            7,226           11,113           10,021           12,283
Interest expense, net                                    1,852            1,904            1,727            1,416            3,245
Other  (income) expense, net                            (1,887)             177              541             (249)              90
                                                     ---------        ---------        ---------        ---------        ---------
Income before income taxes                               6,619            5,145            8,845            8,854            8,949
Provision for income taxes                               2,445            1,951            3,663            3,606            2,925
                                                     ---------        ---------        ---------        ---------        ---------
Net income                                           $   4,174        $   3,194        $   5,182        $   5,248        $   6,024
                                                     =========        =========        =========        =========        =========

Other Data:
Ratio of earnings to fixed charges(1)                     4.1x             3.3x             5.5x             5.6x             3.4x
EBITDA(2)                                            $  10,030        $   9,735        $   3,920        $  14,222        $  17,052
Net  cash provided by operating activities               3,292            6,784            6,902            2,963            9,999
Net cash used in investing activities                   (2,857)         (13,264)          (2,251)          (3,783)          (8,998)
Net  cash provided by financing activities                (207)           4,640              764            4,494              965

Depreciation and amortization(3)                         3,297            2,813            3,359            3,570            4,232
Capital expenditures(4)                                  2,943            9,112            3,383            4,663            8,157
Gross margin                                              29.8%            28.9%            32.6%            28.9%            30.1%
EBITDA margin                                             12.2%            11.5%            15.1%            13.3%            14.3%
EBITDA including LIFO charges and
  credits                                            $   9,881        $  10,039        $  14,472        $  13,591        $  16,515
Pro Forma EBITDA(2)(5)                                                                                  $  14,759        $  17,464

Balance Sheet Data:
Working capital                                      $  19,215        $  16,268        $  30,687        $  32,564        $  40,753
Total assets                                            64,583           71,194           72,641           85,697          101,275
Debt(6)                                                 16,025           19,474           17,055           23,716          100,075
Shareholders' equity                                    25,103           28,062           34,734           38,029          (19,644)

----------

(1) For purposes of the computation, the ratio of earnings to fixed charges has been calculated by dividing (i) earnings before income taxes and fixed charges by (ii) fixed charges. Fixed charges are equal to interest expense plus one-third of rental expense (the portion deemed representative of the interest factor).

(2) EBITDA is defined as operating income plus depreciation and amortization adjusted to exclude LIFO charges (credits) of $149, ($304), ($552), $631, and $537 for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, respectively. EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The EBITDA measure presented by the Company may not be comparable to similarly titled measures reported by other companies.

(3) Depreciation and amortization as presented will not agree to the consolidated statement of cash flows because of amortization reported below the operating income line.

(4) 1993 includes $4,336 of capital expenditures related to the relocation of the Company's German manufacturing facilities. 1996 includes $1,524 of capital expenditures related to the consolidation of the Company's west coast operations and the expansion of the Cincinnati facility, and $1,105 of capital expenditures related to the expansion of the China joint venture operations.

(5) Pro Forma EBITDA includes adjustments for certain private company expenses ("Private Company Expenses") incurred by the Company, a family-owned business. These Private Company Expenses included executive overlaps and premium salaries and expenses, which have been eliminated following the Recapitalization .

(6) Debt includes notes payable and current portion of long-term debt and excludes capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

GENERAL

     The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws. Together with its predecessor, the Company has been manufacturing knives and saws for nearly 100 years, beginning in Europe and expanding its presence to the United States in the 1960s. The Company operates on an international basis with facilities in North America, Europe, Asia and Latin America and products sold in over 75 countries. The Company offers a broad range of products, used for various applications in numerous markets.

     The Company's North American operations accounted for 70% of its 1996 net sales. The Company's North American operations have been profitable since its existence. Factors that have contributed to the North American profitability include its significant sales in all four market sectors supported by strong resharpening service center activities, regular introduction of new products, continued upgrading of cutting tool technology, an ability to control production costs, diversified sales network and a broad product offering.

     The Company's European operations accounted for 23% of 1996 net sales. During 1996, the Company's European operations generated operating income of $2.1 million, compared to an operating loss of $19,000 during 1995. The significant improvement was due to the Company benefiting from the restructuring of its European operations to reduce operating costs and redirect its sales efforts in order to improve its competitive position. The restructuring occurred between 1993 and 1995 and included the hiring of a new European Managing Director, relocating the Company's two German manufacturing facilities to improve operating efficiencies, coordinating raw material purchases with North America, restructuring its salesforce to focus on product sectors and expanding its finished goods supplier network. The restructuring of the European operations resulted in expenses of $342,000 and $346,000 in 1993 and 1994, respectively. An increase in raw material prices in 1995 adversely affected European gross margin for that year.

     The remaining 7% of the Company's 1996 net sales are spread throughout Asia. Historically, the Company had focused its sales efforts in North America and Europe, only recently establishing itself in other areas of the world and has increased sales in these other markets from 1% in 1995 to 7% of 1996 net sales. During 1994 and 1995, the Company entered into joint ventures to establish itself in emerging markets. These ventures, including the China joint ventures, incurred start-up expenses of $225,000 and $529,000 in 1994 and 1995, respectively. Its 51% owned China joint ventures began operating in January of 1996 and contributed $5.5 million to the Company's net sales for 1996.

     The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Canadian and China operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company has not historically hedged its foreign currency risk.

     In 1995, the entire knife industry experienced a highly unusual and unexpected increase in raw material costs, which contributed to the Company's gross margin decline from 1994 levels. This raw material price increase was due to a reduction in tool steel production as a major German steel mill closed operations and a Latin American and European supplier consolidated. Additionally, as IKS sells primarily to end-users which require prompt and timely delivery, the Company was forced to purchase expensive substitutes. Due to the sudden nature of the price increase, the Company was not able to pass along this increase to its customers on a timely basis. The Company has taken measures to prevent such a reoccurrence by negotiating a 90-day fixed price term into most of its sales contracts as opposed to the previous one-year term, increasing prices on a more regular basis and expanding the number of its steel suppliers.

     In the second half of 1996, there was an increase in the number of suppliers of tool steel, and prices for tool steel have recently started to decrease.

RESULTS OF OPERATIONS

     The following table sets forth the items in the Company's consolidated statements of income as percentages of its net sales for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                    1994        1995        1996
                                                   ------      ------      ------
Net sales ..................................       100.0%      100.0%      100.0%
Cost of sales ..............................       (67.4)%     (71.1)%     (69.9)%
                                                   -----       -----       -----
          Gross margin .....................        32.6%       28.9%       30.1%
Selling, general and administrative
    expenses ...............................       (20.0)%     (19.0)%     (19.8)%
Other ......................................        (0.6)%      (0.6)%      (0.0)%
                                                   -----       -----       -----
          Operating income .................        12.0%        9.4%       10.3%
Interest expense, net ......................         1.9%        1.3%        2.7%
Other expense (income), net ................         0.6%       (0.2)%       0.1%
                                                   -----       -----       -----
          Income before income taxes .......         9.6%        8.3%        7.5%
Provision for income taxes .................        (4.0)%      (3.4)%      (2.5)%
                                                   -----       -----       -----
          Net income .......................         5.6%        4.9%        5.0%
                                                   =====       =====       =====

     As used in the following discussion of the Company's results of operations,
(i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales: Net sales increased 11.2% to $119.0 million for 1996 from $107.0 million for 1995, as the Company experienced sales improvements in all three of its major geographical marketing areas. Net sales for the North American operations grew 6.8% to $83.8 million during 1996 from $78.5 million in 1995. The growth in North America was due to the addition of new products, the increase in product sales by its service centers and the acquisition of a service center in July, 1995. Net sales for the European operations grew 0.7% to $27.4 million from $27.2 million, although the sales volume increased 5.9% in local currency between 1995 and 1996. Net sales from the Company's other foreign operations increased to $7.8 million from $1.4 million as the majority of these operations commenced in 1996. Contributing significantly were the Company's new China joint ventures, which had net sales of $5.5 million for 1996.

     Gross Profit: Gross profit increased to $35.9 million for 1996, up from $31.0 million for 1995. Gross margin increased slightly to 30.1% in 1996 compared to 28.9% for 1995. Gross profit from North American operations increased to $26.2 million from $25.6 million, although gross margin declined to 31.3% from 31.6%. The gross margin decline was a result of the increase in raw material pricing in the second half of 1995 which continued to affect the Company in 1996. A substantial portion of the raw material price increase has been passed on to the Company's customers. In addition, gross margin was affected by the incurrence of costs for new products introduced in the second half of 1996. Gross profit from European operations increased to $8.0 million, up from $5.9 million, and gross margin increased to 25.1% up from 21.8%. The improvement in gross margin was due to new sourcing arrangements at attractive margins.

     Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were $23.6 million for 1996 as compared to $20.4 million in 1995 and increased slightly to 19.8% of sales in 1996 from 19.0% of sales in 1995, primarily due to the acquisition of the Chinese joint ventures, and an unusually low provision for bad debts in the 1995 expenses.

     Operating Income: Operating income increased 22.6% to $12.3 million in 1996 from $10.0 million for 1995. Operating income as a percentage of net sales increased to 10.3% during 1996 up from 9.4% for 1995. Operating income in North America increased 3.8% to $10.8 million from $10.4 million. This was a result of the increase in net sales being offset by the increase in raw material costs, which have since been substantially passed on to the Company's customers, and the cost of three new product lines introduced in the second half of 1996. Operating income in Europe increased to $2.1 million from a loss of $19,000 due to the Company benefiting from the restructuring of its European operations.

     Interest Expense, net: Net interest expense increased to $3.2 million for 1996 from $1.4 million for 1995 due to the issuance of $90 million of Notes in connection with the Recapitalization in November 1996, and an increase in borrowings related to the Company's investment in the China joint ventures as well as borrowings by the China joint ventures, which are non-recourse to the Company. A slight rise in interest rates also contributed to the increased interest expense.

     Income Taxes: Although pre-tax income was up in 1996, the provision for income taxes decreased to $2.9 million, down from $3.6 million for 1995. The Company's effective tax rate decreased to 32.7% for 1996 from 40.7% for 1995. The Company's 1996 effective tax rate was favorably affected by increased profits in the Company's European operations for which no tax provision was recorded because of the availability of a net operating loss carry forward.

     Net Income: Net income increased to $6.0 million for 1996 from $5.2 million for 1995, as a result of the factors discussed above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Sales: Net sales increased 15.8% to $107.0 million in 1995 from $92.4 million in 1994. The increase is attributable to volume increases from all geographical markets served by the Company. In North America, net sales grew 8.2% to $78.5 million from $72.5 million in 1994, primarily a result of: (i) continued effects of a new North American sales strategy, implemented in 1994, organized by geographic teams, (ii) increased prices, (iii) introduction of new products, including wide band saws, (iv) and an increase in the Company's wood cutting product lines, driven by service center acquisitions in 1994 and 1995. Net sales in Europe increased 36.6% to $27.2 million in 1995 from $19.9 million in 1994 as volume increased and US$/DM exchange rates improved, slightly offset by price discounting.

     Gross Profit: Gross profit increased to $31.0 million in 1995 from $30.2 million in 1994, although gross margin declined to 28.9% in 1995 compared to 32.6% in 1994. Gross margin in North America was 31.6% in 1995, down from 32.9% in 1994 with the decline attributable to the unexpected loss of a finished goods supplier and a significant increase in the Company's overall raw material costs. Gross margin was down significantly in Europe to 21.8% in 1995 from 31.7% in 1994. This decline was due to price discounting of certain product lines to increase market share in Europe, currency differentials negatively affecting exports from Germany, an increase in labor rates affecting a portion of the Company's German operations and the increased raw material costs discussed above.

     Selling, General and Administrative Expenses: SG&A expense as a percentage of net sales decreased to 19.0% in 1995 down from 20.0% in 1994, largely as a result of the Company's strategy of controlling SG&A expenses in a period of sales growth. SG&A expense increased to $20.4 million in 1995 from $18.5 million in 1994 primarily as a result of the sales increase.

     Other Expense: The Company incurred an increase of $304,000 in start-up costs relating to its Asian operations, primarily relating to the joint ventures in China and the opening of a sales office in Singapore.

Offsetting this increase was a $346,000 decrease in expenses relating to the restructuring of the Company's European operations, including the moving of facilities within Germany and the restructuring of its sales and distribution network, which was substantially completed by the end of 1994.

     Operating Income: Operating income decreased 9.8% to $10.0 million in 1995 from $11.1 million in 1994. Operating income decreased to 9.4% of net sales in 1995 from 12.0% of net sales in 1994 largely due to a drop in the gross margin as described above. Excluding one-time start-up costs of the Company's Asian operations and the 1994 restructuring costs of its German operations, the Company's operating income would have been $10.6 million in 1995 and $11.7 million in 1994 and operating margins would have been 9.9% in 1995 and 12.6% in 1994.

     Interest Expense, net: Net interest expense decreased to $1.4 million in 1995 from $1.7 million in 1994 primarily due to higher amounts of interest bearing funds coupled with higher interest rates on those funds.

     Income Taxes: The provision for income taxes was stable at $3.6 million in 1995 and $3.7 million in 1994. The Company's effective tax rate remained relatively stable at 40.7% of income in 1995 as compared to 41.4% of income in 1994.

     Net Income: Net income remained stable at $5.2 million in 1995, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund working capital needs, to meet required debt payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings under the Senior Credit Facility and the New German Credit Facility, will be sufficient to meet its working capital requirements, capital expenditure requirements and interest service requirements on its debt obligations. As of December 31, 1996, the Company's total debt and stockholder's deficit was $100.1 million and $19.6 million, respectively. The Company also has borrowing availability of $25.0 million for working capital and capital expenditure requirements under the new Senior Credit Facility and the German Credit Facility.

     Net cash flow from operations aggregated $10.0 million for 1996 as compared to $3.0 million for 1995. The increase was primarily attributable to a $0.8 million increase in net income and a $6.0 million reduction in working capital needs. Net cash flow from operating activities totaled $3.0 million for the year ended December 31, 1995 as compared to $6.9 million for the prior year. The decrease in operating cash flow in 1995 compared to 1994 was primarily attributable to a $4.7 million increase in working capital needs.

     The Company currently expects that its annual capital expenditures will be approximately $4.0 million to $5.0 million for the foreseeable future, including maintenance capital expenditures of approximately $2.5 million each year. However, the Company's capital expenditures will be affected by, and may be greater than currently anticipated depending upon, the size and nature of new business opportunities.

     Cash used in investing activities for 1996 was $9.0 million as compared to $3.8 million for 1995 and $2.3 million for 1994. Major investment projects in 1996 included $1.1 million of equipment acquisitions in China, $974,000 for the construction of a facility in Oregon and $550,000 for the expansion of the Kentucky facility to accommodate a heat treatment furnace. Investing activities in 1995 included the acquisition of two service centers offset by a $2.3 million decrease in notes and other receivables. Major investment projects for 1994 included $283,000 relating to the acquisition and relocation of facilities in Germany as part of the Company's European restructuring.

     Cash provided by financing activities for 1996 was $1.0 million as compared to $4.5 million for 1995. The cash provided by financing activities in 1996 primarily represents a net increase of $72.4 million in notes payable and long term debt due primarily to the Recapitalization, offset by decreases in amounts due parent of $2.4 million, an increase in debt issuance costs related to the Recapitalization of $4.5 million, and a dividend payment to IKS Holdings as part of the Recapitalization of $64.7 million. Cash provided by financing activities for the years ended December 31, 1995 and 1994 totaled $4.5 million and $764,000, respectively, and consisted primarily of long-term borrowings and amounts due to parent and affiliates, offset by dividends paid in 1995 of $2.4 million. The Company's ability to pay dividends is restricted under the terms of the Indenture.

     Concurrent with the Recapitalization, the Company entered into the $20.0 million Senior Credit Facility and its German subsidiary entered into the $5.0 million New German Credit Facility. The Senior Credit Facility bears interest at LIBOR plus 1.25% (currently approximately 7.0%) and the New German Credit Facility bears interest at alternative rates, at the option of the Company's German subsidiary, including Euro-LIBOR plus 0.5% (currently approximately 3.8%). The Company did not draw upon these facilities in connection with the Recapitalization. The Notes impose, and other debt instruments of the Company may impose, various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

     The Company is currently involved in active discussions with potential acquisition candidates. If consummated, the consideration for such acquisitions would likely be funded from a combination of the Company's existing cash and cash equivalent balances as well as its borrowing availability under the Senior Credit Facility and the New German Credit Facility. However, any material acquisitions could require the Company to obtain additional sources of financing. There can be no assurance that the Company will consummate any such acquisitions or, if consummated, the timing thereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INTERNATIONAL KNIFE & SAW, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           PAGE
Report of Independent Auditors ........................................    II-8
Consolidated Balance Sheets as of December 31, 1995 and 1996 ..........    II-9
Consolidated Statements of Income for the years ended
  December 31, 1994, 1995 and 1996 ....................................    II-11
Consolidated Statements of Changes in Shareholder's Equity (Deficit)
  for the years ended December 31, 1994, 1995 and 1996 ................    II-12
Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996 ....................................    II-13
Notes to Consolidated Financial Statements ............................    II-14

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
International Knife & Saw, Inc.

     We have audited the accompanying consolidated balance sheets of International Knife & Saw, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Knife & Saw, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Cincinnati, Ohio
March 7, 1997

                International Knife & Saw, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                                DECEMBER 31,
                                                               1995       1996
                                                           ---------------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents ...........................    $ 10,273    $ 11,701
  Accounts receivable, trade, less allowances for
     doubtful accounts of $1,105 and $1,500 ............      18,644      19,703
   Inventories .........................................      29,036      28,546
   Other current assets ................................       1,829       2,830
                                                            --------    --------
Total current assets ...................................      59,782      62,780

Other assets:
   Cash value of life insurance ........................         375         347
   Notes receivable ....................................         235          80
   Advances and investments ............................       1,158         446
   Goodwill ............................................       1,272       3,660
   Debt issuance costs .................................        --         3,967
   Other noncurrent assets .............................         333       1,223
                                                            --------    --------
                                                               3,373       9,723

Property, plant and equipment-net ......................      22,727      28,772
                                                            --------    --------

            Total assets ...............................    $ 85,882    $101,275
                                                            ========    ========


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                   DECEMBER 31,
                                                                1995         1996
                                                            -------------------------
                                                                 (IN THOUSANDS)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
 Current liabilities:
   Notes payable                                            $  10,270    $   4,732
   Current portion of long-term debt                              699        2,390
   Current portion - capitalized lease obligation                 128         --
   Accounts payable                                             7,402        5,796
   Accrued liabilities                                          4,765        7,586
   Due to parent                                                3,954        1,523
                                                            ----------------------

Total current liabilities                                      27,218       22,027

Long-term debt, less current portion                           12,747       92,953
Capitalized lease, less current portion                         3,512         --
Deferred income taxes                                           1,852        1,865
Other liabilities                                               2,524        1,903
                                                            ----------------------
Total liabilities                                              47,853      118,748

Minority interest                                                --          2,171

Shareholder's equity (deficit):
   Common stock, no par value--authorized-580,000 shares;
     issued - 526,904 shares; outstanding- 481,971 shares           5            5
   Additional paid-in capital                                   8,125       10,153
   Retained earnings (deficit)                                 32,557      (26,146)
   Cumulative foreign currency translation adjustment             774         (224)
   Treasury stock, at cost                                     (3,432)      (3,432)
                                                            ----------     --------

Total shareholder's equity (deficit)                           38,029      (19,644)
                                                            ----------------------
                                                            $  85,882    $ 101,275
Total liabilities and shareholder's equity                  ======================



See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                        Consolidated Statements of Income



                                                 YEAR ENDED DECEMBER 31,
                                              1994         1995          1996
                                         ---------------------------------------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                   $  92,447    $ 107,030    $ 118,996

Cost of sales                                  62,273       76,057       83,122
                                         ---------------------------------------
                                               30,174       30,973       35,874

Selling, general and administrative
  expenses                                     18,490       20,363       23,591
Other                                             571          589         --
                                         ---------------------------------------
                                               11,113       10,021       12,283

Other expenses (income):
    Interest income                              (179)        (411)        (601)
    Interest expense                            1,906        1,827        3,846
    Sundry, net                                   541         (249)         361
    Minority interest                            --           --           (271)
                                         ---------------------------------------
                                                2,268        1,167        3,335
                                         ---------------------------------------
Income before income taxes                      8,845        8,854        8,948

Provision for income taxes                      3,663        3,606        2,924
                                         ---------------------------------------
Net income                                  $   5,182    $   5,248    $   6,024
                                         =======================================
Net income per common share                 $   10.75    $   10.89    $   12.50

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

      Consolidated Statements of Changes in Shareholder's Equity (Deficit)


                                                                                                  Cumulative
                                                                                                    Foreign                Total
                                                                       Additional   Retained       Currency            Shareholder's
                                                             Common     Paid-in     Earnings      Translation  Treasury    Equity
                                                             Stock      Capital     (Deficit)     Adjustment     Stock    (Deficit)
                                                          -------------------------------------------------------------------------
                                                                          (in thousands except share amounts)
Balance at December 31, 1993                              $      5     $  7,771     $ 24,537     $   (174)    $ (4,077)    $ 28,062
  Net income for the year                                                              5,182                                  5,182
  Foreign currency translation adjustments                                                            491                       491
  Sale of 15,500 treasury shares                                            354                                    645          999
                                                          -------------------------------------------------------------------------
Balance at December 31, 1994                                     5        8,125       29,719          317       (3,432)      34,734
  Net income for the year                                                              5,248                                  5,248
  Foreign currency translation adjustments                                                            457                       457
  Cash dividends                                                                      (2,410)                                (2,410)
                                                          -------------------------------------------------------------------------
Balance at December 31, 1995                                     5        8,125       32,557          774       (3,432)      38,029
  Net income for the year                                                              6,024                                  6,024
  Goodwill adjustment                                                     2,028                                               2,028
  Foreign currency translation adjustments                                                           (998)                     (998)
  Cash dividends                                                                     (64,727)                               (64,727)
                                                          -------------------------------------------------------------------------
Balance at December 31, 1996                              $      5     $ 10,153     $(26,146)    $   (224)    $ (3,432)    $(19,644)
                                                          =========================================================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                            YEAR ENDED DECEMBER 31,
                                                                    1994               1995                 1996
                                                                --------------------------------------------------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                      $  5,182             $  5,248             $  6,024
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                 3,522                3,786                4,680
     Deferred income taxes                                            88                  387                  181
     (Gain) loss on sale of fixed assets                            (124)                   4                 (109)
     Minority interest in loss of subsidiary                        --                   --                   (271)
     Changes in operating assets and
       liabilities net of effects from
       purchases of operations:
         Accounts receivable                                      (2,142)              (2,176)                (990)
         Inventories                                                (938)              (7,271)                 445
         Accounts payable                                            753                1,544               (1,819)
         Accrued liabilities                                         205                1,083                3,112
         Other                                                       356                  358               (1,254)
                                                                --------------------------------------------------
Net cash provided by operating activities                          6,902                2,963                9,999

INVESTING ACTIVITIES
Purchases of operations, net of cash acquired                       --                 (1,488)                (282)
Purchases of fixed assets                                         (3,383)              (4,663)              (8,157)
Proceeds from sale of fixed assets                                 1,153                   24                  166
Decrease (increase) in notes receivable and
other assets                                                         (21)               2,344                 (725)

                                                                --------------------------------------------------
Net cash used in investing activities                             (2,251)              (3,783)              (8,998)

FINANCING ACTIVITIES
Increase (decrease) in amounts due to parent
and affiliates                                                     (1,626)               1,308               (2,431)

Increase in notes payable and long-term debt                       1,875                5,596               92,943
Repayment of lease obligations and long-term debt                   --                   --                (20,509)

Cash received on sale of treasury stock                              515                 --                   --
Cash received from investment                                       --                   --                    189
Debt issuance costs                                                 --                   --                 (4,500)
Dividends paid                                                      --                 (2,410)             (64,727)
                                                                --------------------------------------------------
Net cash provided by financing activities                            764                4,494                  965

Effect of exchange rate on cash                                      (29)                  25                 (538)
                                                                --------------------------------------------------

Increase in cash and cash equivalents                              5,386                3,699                1,428
Cash and cash equivalents at beginning of year                     1,188                6,574               10,273
                                                                --------------------------------------------------
Cash and cash equivalents at end of year                        $  6,574             $ 10,273             $ 11,701
                                                                ==================================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 (IN THOUSANDS)


1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of International Knife & Saw, Inc. and its consolidated subsidiaries (the "Company"). Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost in the United States is determined principally by use of the last-in, first-out method. Subsidiaries use the first-in, first-out method.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at cost or, for assets acquired through business combinations, at fair value at the dates of the respective acquisitions. Depreciation is computed by the straight-line method based on the estimated useful lives of the assets. Depreciation expense includes amortization of assets recorded under capitalized leases.

AMORTIZATION OF INTANGIBLES

Goodwill is being amortized over 10-25 years by the straight-line method. Amortization charged to earnings amounted to $123, $164 and $274 for 1994, 1995 and 1996, respectively.

Debt issuance costs are being amortized over the ten-year life of the related debt by the straight-line method. Amortization of debt issuance costs charged to earnings amounted to $84 in 1996.

INCOME TAXES

Deferred taxes are provided for accumulated temporary differences due to basis differences for assets and liabilities for financial reporting and income tax purposes. The Company's temporary differences are due to accelerated depreciation, allowances for doubtful accounts, expenses not currently deductible, and income not currently taxable.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

Revenue from product sales is recognized when the product is shipped and revenue from services is recognized as the services are performed. Revenue is reduced for estimated customer returns and allowances.

DIVIDEND PAYMENTS

Dividend payments are restricted under the covenants of an indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York in connection with the issuance of the $90,000 Senior Subordinated Notes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain 1995 and 1994 amounts have been reclassified to conform to the current year presentation.

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common shares outstanding. The Company does not have any common stock equivalents.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company maintains the accounting records and prepares the financial statements of its foreign subsidiaries in their respective functional currencies. The accompanying financial statements, which include the effects of the consolidated results of operations of these companies, are expressed in U.S. dollar equivalents in accordance with generally accepted accounting principles. It should not be construed that the assets and liabilities included at U.S. dollar equivalents can actually be realized in or extinguished by U.S. dollars at the exchange rates used in translation.

2. RECAPITALIZATION TRANSACTION

The Company is a wholly owned subsidiary of IKS Corporation ("IKS Holdings") (previously known as The Klingelnberg Corporation).

On November 6, 1996, IKS Holdings completed a recapitalization (the "Recapitalization"). Concurrent with the Recapitalization, the Company issued $90 million of 11-3/8% Senior Subordinated Notes ("Notes") due 2006 to certain qualified institutional buyers and other institutional accredited investors. On February 14, 1997, the Company completed a public offering to exchange all of the Notes for a like principal amount of new notes that are identical in all material respects to the Notes except for certain transfer restrictions and registration rights relating to the Notes.

The Recapitalization involved the following transactions: (i) the existing Company management investors exchanged their holdings of capital stock issued by the Company for capital stock of IKS Holdings and the Company became a wholly owned subsidiary of IKS Holdings (IKS Holdings recorded approximately $2.0 million of goodwill on its purchase of this minority interest which was in turn pushed down to the Company); (ii) IKS Holdings amended its charter to change its corporate name to "IKS Corporation" and to authorize three classes of capital stock, consisting of preferred stock, voting common stock and non-voting common stock; (iii) the issued and outstanding capital stock of IKS Holdings was exchanged for a recapitalization distribution (the "Recapitalization Distribution") which consisted of (a) approximately $89.4 million in cash and
(b) junior subordinated debentures, preferred and common stock with an aggregate value of approximately $9.4 million issued to the previous owners; (iv) existing and new IKS Holdings management investors purchased junior subordinated debentures, preferred and common stock for approximately $1.3 million in cash, and (v) Citicorp Venture Capital Ltd. ("CVC") purchased junior subordinated debentures, preferred and common stock of IKS Holdings for approximately $14.3 million in cash.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

2. RECAPITALIZATION TRANSACTION (CONTINUED)

The gross proceeds to the Company from the sale of the Notes, together with the aggregate investment of $15.6 million made in IKS Holdings by existing and new management investors and CVC in connection with the Recapitalization, were used to (i) finance the cash portion of the Recapitalization Distribution (ii) repay approximately $11.4 million in outstanding indebtedness referred to below and
(iii) pay approximately $4.5 million of fees and expenses related to the notes issuance. The amounts required for the Recapitalization Distribution were transferred from the Company to IKS Holdings via a dividend of $63.5 million and the repayment of an intercompany loan of $10.8 million.

In connection with the Recapitalization, the Company repaid approximately $5.2 million of its existing indebtedness and entered into a new $20.0 million revolving credit facility. In addition, a German subsidiary of the Company repaid approximately $6.2 million of existing indebtedness under its term loan and entered into a new $5.0 million revolving credit facility.

Unaudited pro forma sales and earnings information for 1995 and 1996 are presented in the following table. The pro forma amounts assume the Recapitalization transactions, including debt issuance, occurred at the beginning of the respective years.


PRO FORMA INFORMATION                                    YEAR ENDED DECEMBER 31,
                                                      --------------------------
(in thousands, except per-share amounts)                   1995           1996
                                                      --------------------------
Net Sales                                             $ 107,030        $ 118,996
Net income (loss)
                                                           (126)             394
Net income (loss) per common share
                                                           (.26)             .79


3. ACQUISITIONS

Effective January 1, 1996, the Company acquired a 51% interest in two Chinese companies, Shanghai IKS Lida Mechanical Blade Co. Ltd. and Shanghai IKS Mechanical Blade Co. Ltd. for approximately $2.8 million. The consolidated financial statements include the results of operations and financial position of both companies effective January 1, 1996. The Company recorded goodwill of approximately $282 on these acquisitions.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

4. INVENTORIES

                                                               DECEMBER 31,
                                                        ------------------------
                                                           1995           1996
                                                        ------------------------
Purchased finished goods                                $ 9,806          $ 5,188
Manufactured finished goods                               7,640           11,625
Work in process                                           5,307            4,519
Raw materials                                             5,563            6,257
Supplies                                                    720              957
                                                        ------------------------
                                                        $29,036          $28,546
                                                        ========================

Inventories include approximately $16,216 in 1995 and $14,167 in 1996 determined by the LIFO method. If the cost of LIFO inventories had been determined by the FIFO method for financial reporting, they would have been approximately $3,030 and $3,568 higher than the amounts reported at December 31, 1995, and 1996, respectively.

5. PROPERTY, PLANT AND EQUIPMENT-NET

                                                                 DECEMBER 31,
                                                             -------------------
                                                               1995       1996
                                                             -------------------
Capitalized leases - land and buildings                      $ 4,341     $
Land and land improvements                                     2,090       3,566
Buildings and leasehold improvements                           6,255      11,652
Machinery and equipment                                       28,811      32,907
Furniture and fixtures                                         2,895       3,026
Construction in progress                                         226         568
Motor vehicles                                                 2,424       2,761
                                                             -------------------
                                                              47,042      54,480
 Less: accumulated depreciation and amortization              24,315      25,708
                                                             -------------------
                                                             $22,727     $28,772
                                                             ===================

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

5. PROPERTY, PLANT AND EQUIPMENT-NET (CONTINUED)

Depreciation and amortization expense was $3,399, $3,622 and $4,322 for 1994, 1995, and 1996, respectively. Accumulated amortization on assets recorded under capitalized leases was $1,386 at December 31, 1995. Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

         Capitalized leases - land and buildings: 15 to 40 years
         Land improvements: 15 years
         Buildings and leasehold improvements:  15 to 40 years
         Machinery and equipment:  5 to 10 years
         Tools and fixtures:  3 years
         Furniture and fixtures:  10 years
         Motor vehicles:  3 years

6. NOTES PAYABLE AND LONG-TERM DEBT

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995      1996
                                                              ------------------
Notes payable:
  Notes payable on demand in Deutsche Marks to                $ 9,467    $ 2,680
    German banks,  issued under revolving credit
    agreements, interest
    payable quarterly
  Notes payable on demand in Chinese Renminbi                    --        2,052
    to Chinese banks, issued under revolving credit
   agreements, interest  payable monthly
  Note payable related to acquisition                             803       --
                                                              ------------------
                                                              $10,270    $ 4,732
                                                              ==================
Long-term debt:
  11-3/8% Senior Subordinated Notes                           $  --      $90,000
  Term loan payable in U.S. Dollars to a German bank            5,000       --
  Note payable in Deutsche Marks to a U.S. bank                 3,478       --
  Notes payable in Deutsche Marks to a German bank              4,688      3,532
  Notes payable in Chinese Renminbi to a Chinese bank            --        1,811
  Other                                                           280       --
                                                              ------------------
                                                               13,446     95,343
Less current portion                                              699      2,390
                                                              ------------------
                                                              $12,747    $92,953
                                                              ==================

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)


6. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

The short-term notes payable of $2,680 are payable in 4,166 German Marks, representing short term bank borrowings at a rate from 3.0% to 6.5% . The long-term notes payable of $3,532 are payable in 5,491 Deutsche Marks, with maturities that extend to 2003 at rates of 6.0% to 6.5%. Land and building in Germany with a net book value of $4,195 at December 31, 1996 are pledged as collateral for the German revolving credit agreements and the German bank notes payable.

The short-term notes payable of $2,052 are payable in 17,090 Chinese Renminbi, representing short term bank borrowings at a rate of 7.25%. The long-term notes payable of $1,811 are payable in 15,078 Chinese Renminbi, maturing in 1997 at a rate of 7.25%. Plant and equipment in China with a net book value of $1,534 at December 31, 1996 are pledged as collateral for the Chinese revolving credit agreements and the Chinese bank notes payable.

The Company has issued $90,000 of Senior Subordinated Notes, maturing in the year 2006 at a rate of 11-3/8%. These Notes are senior subordinated indebtedness of the Company ranking pari passu with all other existing and future senior subordinated indebtedness of the Company.

In addition, the Company has entered into new revolving credit facilities totaling $25,000, all of which was unused at December 31, 1996. Fees for these revolving credit arrangements were $8 in 1996.

At December 31, 1996, the fair value of the Company's outstanding debt approximates its carrying value.

At December 31, 1996, amounts due as minimum payments under long-term debt were as follows:

              1997                             $ 2,390
              1998                                 453
              1999                                 453
              2000                                 453
              2001                                 833
        Thereafter                              90,761
                                               -------
                                               $95,343
                                               =======

Cash paid for interest amounted to $1,874, $1,809 and $2,434 in the years ended December 31, 1994, 1995 and 1996, respectively.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

7. CAPITALIZED LEASES

On July 25, 1996, the Company purchased certain land and buildings formerly under capital lease with related parties for $5,564. The price was based upon appraisals by independent real estate appraisers. No gain or loss was recognized by the Company on this transaction.

8. ACCRUED LIABILITIES

                                                                DECEMBER 31,
                                                           ---------------------
                                                              1995         1996
                                                           ---------------------
Salaries, wages and bonuses                                $  970         $1,018
Profit sharing and 401(k) plans                               809          1,186
Commissions                                                   471            501
Interest                                                      181          1,601
Medical insurance                                             596            589
Debt issuance costs                                          --              355
Other                                                       1,738          2,336
                                                           ---------------------
                                                           $4,765         $7,586
                                                           =====================

9. INCOME TAXES

IKS Holdings files a consolidated Federal income tax return which includes the Company. The current and deferred tax expense and benefit for the Company are recorded as if it files on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision for United States income taxes is recorded to the intercompany account with IKS Holdings.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)


9. INCOME TAXES (CONTINUED)

Summarized in the following tables are the Company's income before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S.statutory rate to the tax provision rate.

INCOME BEFORE INCOME TAXES                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                        1994             1995            1996
                                       -----------------------------------------
United States                          $ 8,931          $ 9,167          $ 7,740
Non-U.S                                    (86)            (313)           1,208
                                       -----------------------------------------
                                       $ 8,845          $ 8,854          $ 8,948
                                       =========================================


COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                                                  DECEMBER 31,
                                                              ------------------
                                                                1995        1996
                                                              ------------------
Current deferred tax assets (liabilities):
    Reserve for inventory obsolescence                         $   385    $   285
    Reserve for bad debts                                          109        162
    Prepaid insurance                                             (157)      (136)
    Other                                                          152        135
                                                               ------------------
    Total current deferred tax assets                              489        446

Noncurrent deferred tax (assets) liabilities
    Property, plant, and equipment, primarily differences in
      depreciation methods                                       2,466      2,017
    Deferred compensation                                         (189)      (152)
    Deferred gain on sale of building                             (201)      --
    Capital leases                                                (224)      --
                                                               ------------------
    Total noncurrent deferred tax liabilities                    1,852      1,865
                                                               ------------------
Net deferred tax liabilities                                   $ 1,363    $ 1,419
                                                               ==================

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

9. INCOME TAXES (CONTINUED)

PROVISION FOR INCOME TAXES                         YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1994            1995          1996
                                         ---------------------------------------
Current provision
  Federal                                 $ 3,016         $ 2,771        $ 2,340
  State and local                             450             426            296
  Foreign                                     109              22            107
                                         ---------------------------------------
                                            3,575           3,219          2,743

Deferred provision
  Federal                                     (10)            235             49
  Foreign                                      98             152            132
                                         ---------------------------------------
                                               88             387            181
                                         ---------------------------------------
                                          $ 3,663         $ 3,606        $ 2,924
                                         =======================================

The differences between the provision and the amount computed by applying the statutory Federal income tax rate are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       ----------------------------
                                                         1994      1995      1996
                                                       ----------------------------
Income before income taxes                             $ 8,845   $ 8,854    $ 8,948
                                                       ============================
Tax on above amount at 34%                             $ 3,007   $ 3,010    $ 3,042
State income taxes                                         298       281        195
Foreign tax rates different than U.S. statutory rate       130        67       (538)
Foreign losses without tax benefit                         106       338        335
Other, net                                                 122       (90)      (110)
                                                       ----------------------------
Provision for income taxes                             $ 3,663   $ 3,606    $ 2,924
                                                       ============================

In 1995 and 1996, the Company's Canadian subsidiary utilized a net loss carryforward to offset current tax payable of approximately $210 and $106, respectively. The Company's German subsidiary utilized a net loss carryforward of approximately $1,029 to offset current tax payable in 1996. At December 31, 1996, the Company's German subsidiary had a net operating loss carryforward of approximately $65, which has no expiration date.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

9. INCOME TAXES (CONTINUED)

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated approximately $3,376 at the end of 1996. In the event these earnings were to be repatriated, foreign income tax credits and deductions under existing U.S. federal income tax laws would offset a portion of any additional U.S.
tax liability.

10. EMPLOYEE BENEFIT PLANS

The Company and its Canadian subsidiary have profit sharing plans for their employees. Contributions are determined annually by their Boards of Directors. Expense for these plans was $837 in 1994, $818 in 1995 and $882 in 1996.

The Company participates in the IKS Holdings 401(k) plan covering substantially all of its domestic employees. Company contributions are determined annually by the Board of Directors. The plan provides that the Company contribute one-half of employee contributions, up to a maximum of 2% of an employee's annual compensation. The Company's contributions to the plan amounted to $179 in 1994, $202 in 1995 and $225 in 1996.

The Company's German subsidiary has a pension plan covering a majority of its employees who qualify as to age and length of service. Entrance into the plan is at age 30 with defined benefits payable at age 65. Vesting requirements vary dependent on employment category, contracts and years of service requirements which range from five to fifteen years. The following table sets forth the status of the Company's defined pension plan for certain employees in Germany. Consistent with customary practice in Germany, this plan has not been funded. Benefit payments are funded from current operations.

PENSION COST                                               YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                            1994     1995     1996
                                                          ------------------------
Service cost (benefits earned during the period)            $ 17     $ 19     $ 18
Interest cost on projected benefit obligation                 90      103      101
Net amortization and deferral                                 15       15       14
                                                          ------------------------
Pension cost                                                $122     $137     $133
                                                          ========================

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)


10. EMPLOYEE BENEFIT PLANS (CONTINUED)



FUNDED STATUS AT YEAR-END                                        DECEMBER 31,
                                                             ------------------
                                                               1995       1996
                                                             ------------------
Vested benefit obligation                                    $ 1,195    $ 1,311
Non-vested benefit obligation                                    118        120
                                                             ------------------
Accumulated benefit obligation                               $ 1,313    $ 1,431
                                                             ==================

Projected benefit obligation                                 $ 1,358    $ 1,445
Unrecognized net loss                                             (2)        (1)
Unrecognized net obligation                                     (228)      (197)
Additional minimum liability                                     185        184
                                                             ------------------
    Accrued pension cost - included in other liabilities     $ 1,313    $ 1,431
                                                             ==================

ACTUARIAL ASSUMPTIONS                                       YEAR ENDED DECEMBER 31,
                                                            ----------------------
                                                            1994    1995     1996
                                                            ----------------------
Discount rate                                               8.5%     7.5%     7.0%
Rate of increase in future compensation levels              3.0%     3.0%     2.5%

Included in other liabilities are amounts for deferred compensation plans for former officers of $499 and $469 at December 31, 1995 and 1996, respectively. The plans provide for a maximum payment of $25 annually to each officer or beneficiary for a period of ten years commencing at retirement or death.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

11. RELATED PARTIES

The consolidated financial statements include the following transactions and balances, other than as indicated elsewhere in these financial statements, with companies under common controlling ownership with the Company:

                                                                   DECEMBER 31,
                                                          ------------------------------
                                                              1994      1995      1996
                                                          ------------------------------
Notes receivable from (payable to) affiliated companies   $   758    $  (280)   $  --
Notes receivable from shareholders and officers             1,818        235       --
Other payables to affiliated companies                       (456)      (423)        (8)
Net interest expense                                          276        158        404
Purchased administrative and manufacturing services         1,309      1,473      1,450
Rental payments to related parties under capital
   lease                                                      698        662        259

12. OPERATING LEASES

Future minimum rentals required under operating leases are as follows:

YEAR ENDING DECEMBER 31     BUILDINGS          OTHER             TOTAL
--------------------------------------------------------------------------------
1997                     $     320         $      12        $     332
1998                           113                 4              117
1999                            10                 -               10
2000                            10                 -               10
2001                             -                 -                -

Rent expense was $335 for 1994, $323 for 1995 and $592 for 1996.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)

13. ORGANIZATION

The Company manufactures, markets and services primarily industrial knives and saws internationally, and its customers include distributors, original equipment manufacturers and customers purchasing replacement parts and services. The Company has a leading market share in each of the major sectors it serves: Paper & Packaging; Wood; Metal; and Plastic/Recycling. The Company's operations are principally in the United States, Germany and Canada representing 60%, 23% and 10% of 1996 net sales, respectively. The Company has recently expanded its operations into Latin America and Asia, and plans to continue its international growth. As a result of the Company's broad product range and numerous applications, no customer accounts for more than 3% of net sales. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Sales of United States operations include export sales of $3,850 in 1994, $3,517 in 1995 and $4,210 in 1996.

Total sales of the Company's operations to unaffiliated customers outside the United States were $37,273 in 1994, $43,830 in 1995, and $51,886 in 1996.

The following table summarizes the Company's United States, German, Canadian and other operations.

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)


13. ORGANIZATION (CONTINUED)

                                                                        YEAR ENDED DECEMBER 31,
                                                           1994                   1995                    1996
-----------------------------------------------------------------------------------------------------------------
United States Operations:
  Sales to unaffiliated companies                        $ 62,906                $ 67,792                $ 71,315
  Operating income                                         10,127                   9,661                  10,068
  Assets                                                   45,982                  50,629                  59,584
  Capital expenditures                                      2,006                   3,481                   5,854
  Depreciation and amortization                             2,508                   2,650                   2,886

German Operations:
  Sales to unaffiliated companies                          19,906                  27,193                  27,376
  Operating income                                            714                     (19)                  2,075
  Assets                                                   19,815                  25,537                  20,593
  Capital expenditures                                      1,160                     634                     401
  Depreciation and amortization                               762                     828                     744

Canadian Operations:
  Sales to unaffiliated companies                           9,635                  10,678                  12,331
  Operating income                                            272                     711                     692
  Assets                                                    6,844                   8,513                   7,844
  Capital expenditures                                        217                     521                     230
  Depreciation and amortization                               252                     293                     333

Other Operations:
  Sales to unaffiliated companies                                                   1,367                   7,974
  Operating income                                                                   (332)                   (552)
  Assets                                                                            1,203                  13,254
  Capital expenditures                                                                 27                   1,176
  Depreciation and amortization                                                        15                     717

                International Knife & Saw, Inc. and Subsidiaries

                                 (IN THOUSANDS)


14. OPERATING RESULTS BY QUARTER (UNAUDITED)

                              --------------------------------------------------
                                                 YEAR ENDED 1995
                              --------------------------------------------------
                                 Qtr 1         Qtr 2         Qtr 3         Qtr 4
                              --------------------------------------------------
Sales                          $26,182       $25,437       $28,409       $27,002

Gross margin                     7,994         7,734         7,083         8,162

Net income                       1,544         1,133         1,574           997

                              --------------------------------------------------
                                                 YEAR ENDED 1995
                              --------------------------------------------------
                                 Qtr 1         Qtr 2         Qtr 3         Qtr 4
                              --------------------------------------------------
Sales                          $31,457       $28,351       $29,448       $29,740

Gross margin                     9,253         8,662         8,593         9,366

Net income                       2,309         1,040         1,503         1,172

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable to the registrant for this filing on Form 10-K.

                                      III-3
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers or key employees of the Company. Directors serve for a term of one year or until their successors are elected and qualified; officers serve at the discretion of the Board of Directors.


        NAME                   AGE                     POSITION

   John E. Halloran            51         President, Chief Executive Officer and
                                          Director
   Thomas W. G. Meyer          40         Executive  Vice  President-- Europe
                                          and Asia
   William M. Schult           35         Vice President-- Finance, Chief
                                          Financial Officer, Treasurer and
                                          Secretary
   Jeffrey Hansel              41         Vice President-- Sales and Marketing,
                                          North America
   James A. Rich               49         Vice President -- Management
                                          Information Systems, North America
   William R. Underhill        47         Vice President-- Operations
   W. Raymond Connell          56         Vice President-- Service and Sales
                                          Director, North America
   Klaus Schmidt               53         Vice President, German subsidiary
   Heinrich Ankermann          55         Vice President, German subsidiary
   Heinz Gamerschlag           45         Controller, German subsidiary
   Manfred Herrmann            52         Plant Manager, German subsidiary
   Bernhard Keil               44         Logistics and Procurement Manager,
                                          German subsidiary
   Thomas Huhn                 32         Market Manager, German subsidiary
   Diether Klingelnberg        52         Director
   James A. Urry               42         Director
   Michael A. Delaney          42         Director
----------

     John E. Halloran, President, Chief Executive Officer and Director. Mr. Halloran has been President and Chief Executive Officer since March 1996 and had served as Executive Vice President since joining the Company in 1992. Mr. Halloran served as Executive Vice President of Operations at Simonds Industries from 1989 to 1992 and as President of Michigan Knife Company from the time it was founded by Mr. Halloran in 1974 until it was acquired by Simonds Industries in 1989.

     Thomas W. G. Meyer, Executive Vice President -- Europe and Asia. Mr. Meyer has served as Executive Vice President since he joined the Company in 1993. Prior thereto, Mr. Meyer worked in the textile industry for ten years, including service as the head of marketing for Barmag AG from 1988 until 1991 and as a director of A. Monforts GmbH & Co., from 1991 until 1992.

     William M. Schult, Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Schult joined the Company as Vice President -- Finance in July 1996. Prior to joining the Company, he served as Controller of IKS Holdings since 1995 and in several capacities at Siemens Corporation from 1987 until 1995, most recently as Controller of the Pelton & Crane division. Prior to that, Mr. Schult held various accounting and auditing positions with the Allen Group, Salomon Brothers and Coopers & Lybrand.


                                      III-1

     Jeffrey Hansel, Vice President -- Sales and Marketing, North America. Mr. Hansel joined the Company in 1985 as a paper knife market manager. Mr. Hansel became Vice President -- Sales and Marketing in 1991. Prior to joining the Company, from 1981 to 1985 Mr. Hansel was President of General Metals Technologies Corp., a subsidiary of C.B. Manufacturing with which he was employed from 1979 to 1981 as a sales manager.

     James A. Rich, Vice President -- Management Information Systems, North America. Mr. Rich joined the Company in 1988. Prior to joining the Company, Mr. Rich had 12 years of experience in public accounting, including five years as an independent consultant and two years with Deloitte & Touche LLP.

     William R. Underhill, Vice President -- Operations. Mr. Underhill joined the Company in 1977 as Product Manager. Mr. Underhill served in various capacities, including purchasing agent and sales manager, from 1977 to 1990, and became Vice President -- Operations in 1996.

     W. Raymond Connell, Vice President, Service and Sales Director, North America. Mr. Connell joined the Company in 1991 as Vice President -- Service and Sales Director. From 1990 to 1991, Mr. Connell was the owner of Connell Distribution and prior to that was the part owner of Austin Saw and Knife, which the Company acquired in 1991. Between 1974 and 1990, Mr. Connell was the Company's sales manager.

     Klaus Schmidt, Vice President, German subsidiary. Mr. Schmidt joined the Company in 1979, as a sales representative, and is currently responsible for sales and marketing for the Company's European operations. Prior to joining the Company, Mr. Schmidt worked for Klingelnberg Soehne in various sales positions beginning in 1960.

     Heinrich Ankermann, Vice President, German subsidiary. Mr. Ankermann joined the Company in 1976 as a Plant Manager and was promoted in 1991 to Vice President of the Company's German subsidiary. Prior to joining the Company, Mr. Ankermann worked at Neuenkamp, where he was responsible for production.

     Heinz Gamerschlag, Controller, German subsidiary. Mr. Gamerschlag joined the Company in 1981 as a Controller and has continued to serve in such position for the Company's German subsidiary.

     Manfred Herrmann, Plant Manager, German subsidiary. Mr. Herrmann joined the Company in 1991 and currently serves as the Plant Manager of the Geringswalde, Germany facility. From 1981 to 1991, he worked as director of production at Vereinigte Werkzeugfabrik, a manufacturer of metal slitter knives and machine arbors which was acquired by IKS.

     Bernhard Keil, Logistics and Procurement Manager, German subsidiary. Mr. Keil joined the Company in 1981 as a salesman and was promoted to Logistics and Procurement Manager for the Company's German subsidiary in 1993. Prior to joining the Company, he was a salesman for The Klingelnberg Corporation.

     Thomas Huhn, Market Manager, German subsidiary. Mr. Huhn joined the Company in 1994 as a Market Manager for the Company's German subsidiary. From 1984 to 1994, Mr. Huhn worked for Fassbender & Co., a paper knife manufacturer, in various capacities including purchasing manager.

     Diether Klingelnberg, Director. Mr. Klingelnberg served as Chief Executive Officer of the Company until March 1996. In addition, he served as Chairman of the Board and Chief Executive Officer of IKS Holdings from its formation until consummation of the Recapitalization. Mr. Klingelnberg is currently Managing Director of Klingelnberg Beteiligungs-GmbH and is a director of CMH Holdings Corporation, Honsel AG and the Alfred H. Schutte Company.

     James A. Urry, Director. Mr. Urry has been with Citibank, N.A. since 1981, serving as a Vice President since 1986. He has been a Vice President of CVC since 1989. He is a director of AmeriSource Health Corporation, CMH Holdings Corporation, CORT Business Services Corporation, Hancor Holding Corporation, Recreational Vehicle Products and York International Corporation.

     Michael A. Delaney, Director. Mr. Delaney has been a Vice President of CVC since 1989. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is a director of Aetna


                                      III-2

Industries, Inc., AmeriSource Health Corporation, CMH Holdings Corporation, CORT Business Services Corporation, Delco Remy International, Inc., Enterprise Media Inc., GVC Holdings, JAC Holdings, Palomar Technologies, Inc., SC Processing, Inc., Sybron Chemicals, Inc. and Triumph Holdings, Inc.

     In addition, CVC has the contractual right to designate an independent director to the Company's Board of Directors, subject to the right of the holders of a majority of the outstanding shares of Holdings Class A Stock to veto the election of such director.

DIRECTOR COMPENSATION AND ARRANGEMENTS

     It is not currently anticipated that directors of the Company will receive compensation for their services as directors. Members of the Board of Directors are elected pursuant to a Securities Purchase and Holders Agreement (the "Stockholders' Agreement") entered into in connection with the Recapitalization among IKS, IKS Holdings and its stockholders. Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows: John E. Halloran (as long as he continues to serve as President of the Company); one individual designated by Diether Klingelnberg, two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Holdings Class A Stock to veto the election of any such independent director.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation received for services rendered in 1996 by (i) each person who served as the Company's Chief Executive Officer during 1996, (ii) the four most highly compensated executive officers of the Company (other than the individuals who served as the Company's Chief Executive Officer) in office on December 31, 1996 and (iii) one additional individual who would have been included in the category of persons referred to in clause (ii) above but for the fact that such individual was not serving as an executive officer of the Company on December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION
                                                    ------------------------------------
                                                                                                             ALL OTHER
                                                     SALARY          BONUS(1)            OTHER              COMPENSATION
    NAME AND PRINCIPAL POSITION                        ($)             ($)                ($)                   ($)
----------------------------------                  ---------       ---------          ----------           -----------
Diether Klingelnberg                                 $186,718        $108,000            $   --             $  4,833(3)
President and Chief Executive
  Officer(2)

John E. Halloran                                      200,000         102,000                --              213,711(4)
President and Chief Executive
  Officer(2)

Thomas W.G. Meyer                                     185,923         123,000                --                 --
Executive Vice President-- Europe
  and Asia

William M. Schult                                     120,000          30,000              14,971(6)          33,356(7)
Vice President-- Finance, Chief
  Financial Officer, Treasurer and
  Secretary(5)

William R. Underhill                                  101,000          24,521                --               10,224(8)
Vice President-- Operations

James A. Rich                                          98,100           9,130                --               35,186(9)
Vice President-- Management
  Information Systems, North America

Edward Brent                                          145,000          74,444(10)            --              114,209(11)
Chief Financial Officer and Treasurer (5)

----------


                                     III-3

(1) Includes a supplemental bonus paid to Messrs. Klingelnberg, Halloran, Meyer, Schult and Underhill payable in 1997. The supplemental bonus paid to Mr. Klingelnberg and Mr. Brent were paid by IKS Holdings.

(2 In March 1996, Diether Klingelnberg was succeeded as President and Chief Executive Officer by John E. Halloran. Mr. Halloran had previously served as Executive Vice President of the Company.

(3) Includes $1,304 in Company 401(k) contributions and $3,529 in Company Profit Sharing Plan contributions.

(4) Includes $200,000 paid in connection with the Recapitalization, $3,000 in Company 401(k) contributions, $8,250 in Company Profit Sharing Plan contributions, $461 in group term life insurance premiums and $2,000 as a directors fee which was paid by IKS Holdings.

(5) Upon consummation of the Recapitalization, Edward Brent retired as Chief Financial Officer and Treasurer of the Company and was succeeded in such capacities by William M. Schult. Mr. Schult continues to serve as Vice President -- Finance and Secretary.

(6)  Represents reimbursement of relocation expenses.

(7) Includes $25,000 paid in connection with the Recapitalization, $8,250 in Company Profit Sharing Plan contributions and $106 in group term life insurance premiums.

(8) Includes $2,647 in Company 401(k) contributions, $7,400 in Company Profit Sharing Plan contributions and $177 in group term life insurance premiums.

(9) Includes $25,000 paid in connection with the Recapitalization, $2,645 in Company 401(k) contributions, $7,370 in Company Profit Sharing Plan contributions and $171 in group term life insurance premiums.
       (10) Paid by IKS Holdings.

(11) Includes $100,000 paid in connection with the Recapitalization, $3,000 in Company 401(k) contributions, $8,250 in Company Profit Sharing Plan contributions, $959 in group term life insurance premiums and $2,000 as a directors fee which was paid by IKS Holdings.

EMPLOYMENT ARRANGEMENTS AND DEFERRED COMPENSATION AGREEMENTS

     John E. Halloran has been employed by the Company pursuant to an Employment Agreement dated June 1, 1992. This agreement is terminable by either party upon 90 days prior written notice and currently provides for a base salary of $200,000 per year plus 0.8% of the Company's net profits (before taxes and certain other adjustments). In addition, the agreement provides for the receipt by Mr. Halloran of standard Company benefits. Upon Mr. Halloran's election as President of the Company in March 1996, the Company and Mr. Halloran conducted discussions concerning the amendment of the terms of the agreement. Concurrent with the Recapitalization, such contract was terminated in favor of Mr. Halloran's continued employment at will.

     Thomas Meyer was hired by IKS Klingelnberg GmbH as its Chief Executive Officer pursuant to an Employment Agreement effective January 1, 1993 which, following an automatic extension thereof, expires on December 31, 2000. As compensation, Mr. Meyer receives an annual salary of 280,000 DM. In addition, he receives an annual profit sharing bonus equal to 3.0% of the income before taxes of IKS Klingelnberg GmbH plus 0.65% of the Company's income before taxes. He is also eligible for certain incentive bonuses based on sales, and receives certain fringe benefits including an automobile and insurance coverage. Following any termination of Mr. Meyer's employment, Mr. Meyer will be subject to a non-competition covenant for up to two years, in exchange for payment in each year of an amount equal to one-half of Mr. Meyer's most recently agreed upon annual compensation.

     The Company has entered into deferred compensation and supplemental retirement agreements with Edward J. Brent and Diether Klingelnberg dated November 23, 1981. The agreements provide for a supplemental retirement benefit payable at age 65 equal to $250,000 payable in monthly installments over a period of ten years with any remaining payments to become immediately due and payable upon the death of the employee. Mr. Brent becomes fully vested and may take early retirement without a reduction in benefits at age 62. Mr. Klingelnberg


                                     III-4
may take early retirement without a reduction in benefits at age 60. In addition, Mr. Klingelnberg is entitled to a reduced benefit of $12,500 per year (beginning at age 60) if his employment is terminated by the Company prior to his reaching age 60. In both cases, if the employee dies while employed by the Company, his designated beneficiary will be entitled to a death benefit of $25,000 per year for ten years. In lieu of the benefits described above the Company may at its sole discretion accelerate the payment of benefits to an employee or the employee's beneficiary, if applicable. All benefits under the agreements are forfeited if it is determined that (i) the employee engaged in activity adversely affecting the interests of the Company, or (ii) the employee rendered services to any competitor of the Company.

     Upon completion of the Recapitalization, Diether Klingelnberg waived the benefits provided to him under his deferred compensation and supplemental retirement agreement in exchange for an assignment of a life insurance policy maintained by the Company insuring his life. Such policy had a cash surrender value of approximately $70,000. In addition, Mr. Brent retired as Chief Financial Officer of the Company upon completion of the Recapitalization, and the Company retained Mr. Brent as a part-time employee through September 1997 and agreed to pay him a salary of $5,000 per month in connection with services rendered in such capacity.

401(K) RETIREMENT PLAN

     IKS Holdings maintains a defined contribution 401(k) retirement plan. All of the Company's non-unionized employees are eligible to participate after completing one year of service and attaining age 20 1/2. Subject to certain statutory limitations, employees may contribute up to 15 percent of their compensation to the plan on a pre-tax basis. The Company may make discretionary matching contributions equal to a percentage of the employees' pre-tax contributions. However, in determining the amount of matching contributions, only employee pre-tax contributions up to four percent of compensation are taken into account. For allocation purposes, the compensation of any employee in excess of $150,000 is disregarded. Employees are fully vested in their benefits under the plan after two years of service.

PROFIT SHARING PLAN

     The Company maintains a tax-qualified profit sharing plan. All of the Company's domestic non-unionized employees are eligible to participate after attaining age 20 1/2. The plan is completely funded by Company discretionary contributions. Company contributions are allocated to the accounts of the eligible employees in the same ratio that each eligible employee's compensation for the year bears to the total compensation of all eligible employees for the year. For allocation purposes, the compensation of any employee in excess of $150,000 is disregarded. Employees are fully vested in their benefits under the plan after five years of service. An employee may not receive a distribution of his benefits under the plan until following his termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Each of the four current members of the Company's Board of Directors also serve on the compensation committee. See "Item 13. Certain Relationships and Related Transactions" for disclosure with respect to certain relationships of the some of the members of the compensation committee and the Company.

     In the event that Messrs. Urry and Delaney are unwilling or unable to serve, or otherwise cease to serve, CVC shall be entitled to select their replacement on the Board of Directors. In addition, the Stockholders' Agreement provides that Diether Klingelnberg or his designated representative shall serve as a director.


                                     III-5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of the outstanding capital stock of the Company is currently owned by IKS Holdings. The following table sets forth certain information with respect to the beneficial ownership of the Holdings Preferred Stock and Holdings Common Stock by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Chief Executive Officer of the Company and the other executive officers named in the "Summary Compensation Table" above who are stockholders, and (iv) the directors and officers of the Company as a group. Unless otherwise specified, all shares are directly held.

                                                            NUMBER AND PERCENT OF SHARES
                                             --------------------------------------------------------------------------------
                                                    HOLDINGS                 HOLDINGS CLASS A           HOLDINGS CLASS B
                                                 PREFERRED STOCK                 STOCK(1)                   STOCK(2)
                                             -----------------------      ----------------------       ----------------------
   NAME OF BENEFICIAL OWNER                   NUMBER         PERCENT       NUMBER         PERCENT      NUMBER         PERCENT
   ------------------------                   ------         -------       ------         -------      ------         -------
Citicorp Venture Capital Ltd                  10,920           91.0%       41,315           49.0%       15,685           100.0%
  399 Park Avenue
  New York, New York 10043

Arndt Klingelnberg                              --           --            17,000           20.2%         --            --
IKS Holdings
  1299 Cox Avenue
  Erlanger, KY 41018

Diether Klingelnberg                            --           --            17,000           20.2%         --            --
  IKS Holdings
  1299 Cox Avenue
  Erlanger, KY 41018

John E. Halloran(3)                              600            5.0%        5,000            5.9%         --            --
  IKS Holdings
  1299 Cox Avenue
  Erlanger, KY 41018

Thomas W.G. Meyer(3)                             240            2.0%        2,000            2.4%         --            --
William M. Schult(3)                              48            0.4%          400            0.5%         --            --
James A. Rich(3)                                  48            0.4%          400            0.5%         --            --
William R. Underhill                              24            0.2%          200            0.2%         --            --
All directors and officers
  as a group (16 persons)(3)                   1,080            9.0%       26,000           30.8%         --            --

----------

(1) Does not include shares of IKS Holdings Class A Stock issuable upon conversion of IKS Holdings Class B Stock. See "---Holdings Common Stock".


(2) Does not include shares of IKS Holdings Class B Stock issuable upon conversion of IKS Holdings Class A Stock. See "---Holdings Common Stock".

(3) Certain members of management of the Company are expected to participate in an Employee Stock Purchase Plan pursuant to which management will be offered the opportunity to acquire Holdings Class A Stock which would equal in the aggregate up to an additional 10.0% of the Holdings Class A Stock outstanding. The table does not include shares or options that may be acquired by such individuals pursuant to such Plan.


                                     III-6

HOLDINGS COMMON STOCK

     The Certificate of Incorporation of IKS Holdings provides that IKS Holdings may issue 400,000 shares of Holdings Common Stock, divided into two classes consisting of 200,000 shares of Holdings Class A Stock and 200,000 shares of Holdings Class B Stock. The holders of Holdings Class A Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Holdings Class B Stock have no voting rights. Under the Certificate of Incorporation of IKS Holdings, a holder of either class of Holdings Common Stock may convert any or all of his shares into an equal number of shares of the other class of Holdings Common Stock; provided that in the case of a conversion from Holdings Class B Stock, which is nonvoting, into Holdings Class A Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Holdings Class A Stock which would be held after giving effect to the conversion.

STOCKHOLDERS' AGREEMENT

     In connection with the Recapitalization, the stockholders of IKS Holdings entered into the Stockholders' Agreement containing certain agreements among such stockholders with respect to the capital stock and corporate governance of IKS Holdings and the Company.

     The Stockholders' Agreement contains certain provisions which, with certain exceptions restrict the ability of the stockholders from transferring any Holdings Common Stock, Holdings Preferred Stock or Holdings Debentures except pursuant to the terms of the Stockholders' Agreement. If holders of more than 50% of the Holdings Common Stock approve the sale of the Company, each stockholder has agreed to consent to such sale and, if such sale includes the sale of stock, each stockholder has agreed to sell all of such stockholder's Holdings Common Stock on the terms and conditions approved by holders of a majority of the Holdings Common Stock then outstanding. In the event IKS Holdings proposes to issue and sell (other than in a public offering pursuant to a registration statement) any shares of Holdings Common Stock or any securities containing options or rights to acquire any shares of Holdings Common Stock or any securities convertible into Holdings Common Stock to CVC or its affiliates, IKS Holdings must first offer to each of the other shareholders a pro rata portion of such shares. Such preemptive rights are not applicable to the issuance of shares of Holdings Common Stock upon the conversion of shares of one class of Holdings Common Stock into shares of the other class.

     Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows: John E. Halloran (as long as he continues to serve as President of the Company); one individual designated by Diether Klingelnberg, two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Holdings Class A Stock to veto the election of any such independent director.

     The Stockholders' Agreement also provides for certain additional restrictions on transfer of shares acquired by members of management pursuant to an Employee Stock Purchase Plan (the "Plan") ("Incentive Shares"), including the right of IKS Holdings to repurchase Incentive Shares held by a member of management (a "Participant") upon termination of such Participant's employment prior to 2001, at a formula price, and the grant of a right of first refusal in favor of IKS Holdings in the event a Participant elects to transfer such Incentive Shares of Holdings Common Stock.

REGISTRATION RIGHTS AGREEMENT

     In connection with their entry into the Stockholders' Agreement, IKS Holdings, CVC and certain other stockholders of IKS Holdings entered into a Registration Rights Agreement (the "Holdings Registration Rights Agreement"). Pursuant to the Holdings Registration Rights Agreement, upon the written request of CVC, IKS Holdings has agreed to prepare and file a registration statement with the Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such registration statement to become effective. If at any time IKS Holdings files a registration statement for the Holdings Common Stock pursuant to a request by CVC or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a


                                     III-7
registration statement filed in connection with a share exchange or an offering solely to IKS Holdings' employees or existing stockholders, or a registration statement registering a unit offering), IKS Holdings will use its best efforts to allow the other parties to the Holdings Registration Rights Agreement to have their shares of Holdings Common Stock (or a portion of their shares under certain circumstances) included in such offering of Holdings Common Stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) are to be paid by IKS Holdings.

EMPLOYEE STOCK PURCHASE PLAN

     It is currently contemplated that IKS Holdings will adopt the Plan, pursuant to which Participants will be offered the opportunity to purchase Holdings Class A Stock. The Participants will be given the opportunity to acquire or be granted options to acquire an aggregate of up to 10% of the Holdings Class A Stock outstanding on a fully-diluted basis.

     In addition, upon the Participants' purchase of Holdings Class A Stock or the acquisition of options to purchase such stock, the Participants will become subject to the terms and conditions of the Stockholders' Agreement. See "--Stockholders' Agreement." In addition to the restrictions set forth above, the Stockholders' Agreement also provides the following restrictions with respect to the Participants: (i) the Incentive Shares acquired by a Participant will be subject to repurchase by IKS Holdings or its designee if such Participant's employment with the Company is terminated within five years after the closing of the management offering at formula prices which will vary based upon the time and circumstance of such termination, (ii) IKS Holdings will receive a right of first refusal through the fifth anniversary of the closing of the management offering on all common stock acquired by a Participant pursuant to the Plan and (iii) if holders of a majority of Holdings Class A Stock approve a sale of IKS Holdings, Participants will consent to such sale.

OTHER

     In connection with the Recapitalization, Arndt Klingelnberg, Diether Klingelnberg and CVC entered into an agreement pursuant to which their ownership percentages of the Holdings Preferred Stock and the Holdings Debentures may be adjusted. Upon the occurrence of certain events, their respective ownership percentages of Holdings Preferred Stock and Holdings Debentures will be adjusted so that they will be pro rata with their respective ownership percentages of Holdings Common Stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In anticipation of the Recapitalization, on July 25, 1996 the Company purchased all of the general and limited partnership interests of a limited partnership controlled by members of the Klingelnberg family for an aggregate of approximately $5.6 million. As a result of such transaction, the Company became the sole remaining partner of the limited partnership and the limited partnership was dissolved. In winding up the affairs of the limited partnership, the Company conveyed, for no consideration, all of the property owned by the limited partnership to itself individually. Such property consisted primarily of real property located in the states of Alabama, Kentucky, Louisiana, Maine and South Carolina which had previously been under capital lease to the Company. Prior to effecting such transactions, the Company leased such property from the limited partnership. Such lease payments aggregated approximately $662,000 for the year ended December 31, 1995.

     From time to time the Company or its affiliates have made loans to certain of the Company's officers and directors. Diether Klingelnberg, President and Chief Executive Officer during 1995, has been indebted to the Company or an affiliate of the Company in the amount of $100,000 since July 1981. Such indebtedness is evidenced by a promissory note bearing interest at a rate of 5.05% per annum. On April 11, 1996, the Company also advanced to Mr. Klingelnberg an additional $50,000 at a quarterly interest rate of 5.33%. In April and June, 1996, the Company also paid a total of $48,500 of taxes on behalf of Mr. Klingelnberg, with such amount to be repaid at a quarterly interest rate of approximately 5.5%. On September 1, 1996, Mr. Klingelnberg paid in full all amounts due and owing to the Company. In addition, on March 1, 1996, the Company loaned to Edward Brent, the


                                     III-8
former Chief Financial Officer of the Company, $135,000 in aggregate principal amount evidenced by a three year promissory note bearing interest at a rate of 5.05% per annum. The loan was repaid in full upon completion of the Recapitalization.

     In connection with the Recapitalization, IKS Holdings entered into a letter agreement with Mr. Halloran pursuant to which IKS Holdings loaned to Mr. Halloran an amount equal to the income taxes which were incurred by him in respect of the securities received by him as a part of the Recapitalization Distribution. The loan is secured by a pledge of the securities and the recourse to the Company for repayment of the loan is limited to the securities. The loan bears interest at the "applicable federal rate" under the Internal Revenue Code of 1986, as amended, and the Company will make payments to Mr. Halloran in amounts sufficient to permit him to pay such interest payments.

     The Company previously borrowed certain funds from IKS Holdings from time to time on a demand basis. Immediately prior to the consummation of the Recapitalization, the Company was indebted to IKS Holdings in the amount of approximately $11.0 million, which amount bore interest at a rate of 6.9% per annum, adjusted from time to time to reflect market conditions. Such loan was repaid in connection with the Recapitalization.


                                     III-9

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)   LIST OF FINANCIAL STATEMENTS.

     -    Financial Data Schedule

         The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages II-9 through II-29 and II-8, respectively, are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

     -    Report of Independent Auditors
     -    Consolidated Balance Sheets as of December 31, 1995 and 1996.
     - Consolidated Statements of Income for the Years Ended December 31, 1994, 1995 and 1996
     - Consolidated Statements of Changes in Shareholder's Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996
     - Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 - Notes to Consolidated Financial Statements.

(A)(2)   FINANCIAL STATEMENT SCHEDULES.

         Schedule II - Valuation and Qualifying Accounts and Reserves is attached hereto at page IV-5 and is incorporated by reference into this
         Item 14 of Form 10-K. No other financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(A)(3)   EXHIBITS.


   EXHIBIT
      NO.                              DESCRIPTION
   -------     -----------------------------------------------------------------
     3.1       Restated Certificate of Incorporation, as amended, of the Company
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-4, Registration No. 333-17305)

     3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     4.1 Indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     4.3       Form of 11 3/8% Senior Subordinated Notes due 2006 (included in
               Exhibit 4.1) 10.1 Purchase Agreement dated October 31, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.2 Letter Agreement dated October 8, 1996 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.3 Letter Agreement dated October 8, 1996 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.4 Agreement and Plan of Recapitalization dated September 17, 1996 among Citicorp Venture Capital Ltd., IKS Holdings"), the stockholders of IKS Corporation and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.5 Commercial Lease Contract dated March 1, 1992 between Howard & Howard Real Estate Partnership and IKS Service, Inc., as amended (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.6 Lease dated June 5, 1996 between Century Development Co. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.7 Lease dated July 21, 1995 between 1st American Management Co., Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.8 Lease Agreement dated April 17, 1991 between Tate Engineering, Inc. and IKS Eastern Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.9 Offer to Lease dated October 25, 1995 between Sigma Enterprises Ltd. and IKS Canadian Knife & Saw Ltd. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.10 Industrial Multiple Tenancy Lease dated June 14, 1995 between Geary Investments Limited "in Trust" and IKS Canadian Knife & Saw Ltd. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.11 Lease dated March 12, 1992 between Gestion W. & L. Choiniere Inc. and IKS Canadian Knife & Saw Ltd., as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.12 Joint Venture Company Contract dated September 24, 1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to
               Exhibit 10.12 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.13 Joint Venture Company Contract dated September 24, 1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to
               Exhibit 10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     12.1      Statement of Ratio of Earnings to Fixed Charges

     21.1 Subsidiaries of the Company (21.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     27        Financial Data Schedule

(B) REPORTS ON FORM 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL KNIFE & SAW, INC.


                                     By: /s/ John E. Halloran
                                         ------------------------
                                         John E. Halloran
                                         President and Chief Executive Officer

                                     March 25, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.

     SIGNATURE                                   TITLE

/s/ John E. Halloran                 President, Chief Executive
-------------------------------      Officer and Director (Principal Executive
John E. Halloran                     Officer)


/s/ William M. Schult                Vice President-Finance, Chief Financial
-------------------------------
William M. Schult                    Officer, Treasurer and Secretary (Principal
                                     Financial and Accounting Officer)

/s/ Diether Klingelnberg             Director
-------------------------------
Diether Klingelnberg


/s/ James A. Urry                    Director
-------------------------------
James A. Urry

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The registrant has not sent the following to security holders: (i) any annual report to security holders covering the registrant's last fiscal year; or
(ii) any proxy statements, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

                                                                     SCHEDULE II

                         INTERNATIONAL KNIFE & SAW, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                                      COL. C
                                                                                      ------
                                                             COL. B                  ADDITIONS                             COL. E
                                                             ------                  ---------               COL. D        ------
                                                            BALANCE AT      CHARGED TO                       ------        BALANCE
COL. A                                                      BEGINNING       COSTS AND        OTHER         DEDUCTIONS      AT END
DESCRIPTION                                                 OF PERIOD        EXPENSES        DESCRIBE       DESCRIBE      OF PERIOD
-----------                                                 ---------        --------        --------       --------      ---------
YEAR ENDED 1996
Allowance for doubtful accounts .......................        1,105             612            6(a)          298(c)        1,500
                                                                                              120(b)           45(a)

Allowance for Inventory Obsolescence ..................        2,833             572                          127(a)        2,327
                                                                                                                              951(c)

YEAR ENDED 1995
Allowance for doubtful accounts .......................        2,084              28           67(b)        1,185(c)        1,105
                                                                                              111(a)
Allowance for Inventory Obsolescence ..................        3,395             631          178(a)        1,371(c)        2,833

YEAR ENDED 1994
Allowance for doubtfu accounts ........................        1,399             790          118(a)          223(c)        2,084

Allowance for Inventory Obsolescence ..................        3,216           1,135          223(a)        1,179(c)        3,395

----------
(a)   Represents foreign currency translation adjustments during the year.
(b)   Consists of reserves of subsidiaries purchased during the year.
(c)   Represents amounts charged against the reserves during the year.

                                  EXHIBIT INDEX


   EXHIBIT
     NO.                             DESCRIPTION
   -------     -----------------------------------------------------------------
     3.1       Restated Certificate of Incorporation, as amended, of the Company
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-4, Registration No. 333-17305)

     3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     4.1 Indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     4.3       Form of 11 3/8% Senior Subordinated Notes due 2006 (included in
               Exhibit 4.1) 10.1 Purchase Agreement dated October 31, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.2 Letter Agreement dated October 8, 1996 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.3 Letter Agreement dated October 8, 1996 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.4 Agreement and Plan of Recapitalization dated September 17, 1996 among Citicorp Venture Capital Ltd., IKS Holdings"), the stockholders of IKS Corporation and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.5 Commercial Lease Contract dated March 1, 1992 between Howard & Howard Real Estate Partnership and IKS Service, Inc., as amended (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.6 Lease dated June 5, 1996 between Century Development Co. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.7 Lease dated July 21, 1995 between 1st American Management Co., Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.8 Lease Agreement dated April 17, 1991 between Tate Engineering, Inc. and IKS Eastern Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.9 Offer to Lease dated October 25, 1995 between Sigma Enterprises Ltd. and IKS Canadian Knife & Saw Ltd. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.10 Industrial Multiple Tenancy Lease dated June 14, 1995 between Geary Investments Limited "in Trust" and IKS Canadian Knife & Saw Ltd. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.11 Lease dated March 12, 1992 between Gestion W. & L. Choiniere Inc. and IKS Canadian Knife & Saw Ltd., as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.12 Joint Venture Company Contract dated September 24, 1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to
               Exhibit 10.12 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     10.13 Joint Venture Company Contract dated September 24, 1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to
               Exhibit 10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     12.1      Statement of Ratio of Earnings to Fixed Charges

     21.1      Subsidiaries of the Company (incorporated by reference to Exhibit
               21.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

     27        Financial Data Schedule