Form 10-Q
period 1997-03-31
INTERNATIONAL KNIFE & SAW INC
filed 1997-05-15
CIK 1027909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended March 31,1997
                                       or
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.  For the transition period from______ to _______


                        Commission file number: 333-17305

                         International Knife & Saw, Inc.

             (Exact name of registrant as specified in its charter)


               Delaware                                       57-0697252
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                                 1299 Cox Avenue
                            Erlanger, Kentucky 41018
                    (Address of principal executive offices)

                                 (606) 371-0333
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes x  No
                                      ---   ---

As of April 30, 1997, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

                International Knife & Saw, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
                                                                        --------
          Part I. Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                            3

          Consolidated Condensed Statements of Income                      5

          Consolidated Condensed Statements of Cash Flows                  6

          Notes to Consolidated Condensed Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             12

          Part II.  Other Information

Item 1.  Legal Proceedings                                                16

Item 2.  Change in Securities                                             16

Item 3.  Defaults Upon Senior Securities                                  16

Item 4.  Submission of Matters to a Vote of Security Holders              16

Item 5.  Other Information                                                16

Item 6.  (a)   Exhibits                                                   16

         (b)   Reports on 8-K                                             16

         Signatures                                                       17

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                       (in thousands)
                                                                    Mar. 31,     Dec. 31,
                                                                      1997         1996
                                                                 -------------------------

Assets
Current assets:
Cash and cash equivalents                                        $   11,891    $    11,701
   Accounts receivable, trade, less allowances for
   doubtful accounts of $1,506 and $1,500                            21,617         19,703
   Inventories                                                       28,513         28,546
   Other current assets                                               2,805          2,830
                                                                 -------------------------
Total current assets                                                 64,826         62,780

Other assets:
   Advances and investments                                             436            446
    Goodwill                                                          3,576          3,660
    Debt issuance costs                                               3,854          3,967
    Other noncurrent assets                                           1,448          1,650
                                                                 -------------------------
                                                                      9,314          9,723

Property, plant and equipment-net                                    27,816         28,772

                                                                 =========================
            Total assets                                         $  101,956     $  101,275
                                                                 =========================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                         (in thousands)
                                                                    Mar. 31,       Dec. 31,
                                                                      1997           1996
                                                                 ------------------------------

Liabilities and Shareholder's deficit
Current liabilities:
   Notes payable                                                  $     2,818    $      4,732
   Current portion of long-term debt                                    2,346           2,390
   Accounts payable                                                     6,893           5,796
   Accrued liabilities                                                 10,631           7,586
   Due to parent                                                         (307)          1,523
                                                                  ---------------------------

Total current liabilities                                              22,381          22,027

Long-term debt, less current portion                                   94,223          92,953
Deferred income taxes                                                   1,749           1,865
Other liabilities                                                       1,923           1,903
                                                                  ---------------------------
Total liabilities                                                     120,276         118,748

Minority interest                                                       2,194           2,171

Shareholder's deficit:
   Common  stock,  no par value -  authorized-580,000
    shares;  issued - 526,904
    shares; outstanding - 481,971 shares                                    5               5
   Additional paid-in capital                                          10,153          10,153
   Retained deficit                                                   (25,624)        (26,146)
   Cumulative foreign currency translation adjustment                  (1,616)           (224)
   Treasury stock, at cost                                             (3,432)         (3,432)
                                                                  ---------------------------
Total shareholder's deficit                                           (20,514)        (19,644)

                                                                  ===========================
Total liabilities and shareholder's deficit                          $101,956     $   101,275
                                                                  ===========================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                  (in thousands, except per
                                                                        share amounts)
                                                                      Three months ended
                                                                          March 31,
                                                                     1997          1996
                                                                 -------------------------


Net sales                                                         $   30,508    $   30,541

Cost of sales                                                         20,894        21,288
                                                                  ------------------------
                                                                       9,614         9,253

Selling, general and administrative
  expenses                                                             5,686         5,866
Other                                                                     98             -
                                                                  ------------------------
                                                                       3,830         3,387

Other expenses (income):
    Interest income                                                     (315)          (97)
    Interest expense                                                   3,125           403
    Sundry, net                                                           66            98
    Minority interest                                                     (6)          (16)
                                                                  ------------------------
                                                                       2,870           388
                                                                  ------------------------
Income before income taxes                                               960         2,999

Provision for income taxes                                               438           690
                                                                  ------------------------
Net income                                                         $     522     $   2,309
                                                                  ========================

Net income per common share                                         $   1.08     $    4.79



See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                       (in thousands)
                                                                      Three months ended
                                                                           March 31,
                                                                       1997         1996
                                                                     ----------------------
Operating activities
Net income                                                           $   522      $   2,309
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                     1,268            932
     Deferred income taxes                                                 -             55
     Gain on sale of fixed assets                                        (16)           (44)
     Minority interest in loss of subsidiary                              (6)           (16)
     Changes in operating assets and liabilities net of effects from purchases of operations:
          Accounts receivable                                         (1,925)        (2,179)
          Inventories                                                   (571)        (2,297)
          Accounts payable                                             1,281            (20)
          Accrued liabilities                                          2,992          2,215
          Other                                                          100           (775)
                                                                     ----------------------
Net cash provided by operating activities                              3,645            180

Investing activities
Purchases of operations, net of cash acquired                              -           (282)
Purchases of fixed assets                                               (629)        (1,705)
Proceeds from sale of fixed assets                                        17             74
Decrease (increase) in notes receivables and other
    assets                                                               122         (1,733)
                                                                     ----------------------
Net cash used in investing activities                                   (490)        (3,646)

Financing activities
Increase (decrease) in amounts due to parent                          (1,830)         1,141
Increase in notes payable and long-term debt                             234          2,369
Repayment of notes payable and long-term debt                           (346)        (1,242)
Cash received from investment                                             10            189
                                                                     ----------------------
Net cash (used) provided by financing activities                      (1,932)         2,457

Effect of exchange rate on cash                                       (1,033)           (35)
                                                                     ----------------------

Increase (decrease) in cash and cash equivalents                         190         (1,044)
Cash and cash equivalents at beginning of period                      11,701         10,273
                                                                     ----------------------
Cash and cash equivalents at end of period                            $11,891     $   9,229
                                                                     ======================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                 (in thousands)


1.   Basis of Presentation

The unaudited interim consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of International Knife & Saw, Inc. and its consolidated subsidiaries, ("the Company"), necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and the consolidated results of operations and cash flows of the Company for the three month periods ended March 31, 1997 and 1996, respectively. For comparative purposes, sales and cost of sales for the three months ended March 31, 1996 have been restated from amounts previously reported, with no impact on gross profit or net income. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996. The consolidated condensed Balance Sheet at December 31, 1996, has been derived from the audited consolidated financial statements at that date.

2.   Notes Payable and Long-Term Debt

                                                                        Mar. 31,       Dec 31,
                                                                          1997          1996
                                                                       -----------------------
     Notes payable:
       Notes payable on demand in Deutsche  Marks to German
       banks, issued under revolving credit agreements,
       interest payable quarterly                                          $637        $2,680
       Notes payable on demand in Chinese Renminbi to Chinese
       banks, issued under revolving credit agreements, interest
       payable monthly                                                    2,181         2,052
                                                                       ======================
                                                                         $2,818        $4,732
                                                                       ======================

     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                       $90,000       $90,000
       Notes payable in Deutsche Marks to a German bank                   4,758         3,532
       Note payable in Chinese Renminbi to a Chinese
       bank                                                               1,811         1,811
                                                                       ----------------------
                                                                         96,569        95,343
     Less current portion                                                 2,346         2,390
                                                                       ======================
                                                                        $94,223       $92,953
                                                                       ======================

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


2. Notes Payable and Long-Term Debt (continued)

The 11 3/8 % Notes are senior subordinated indebtedness of the Company ranking pari passu with all other existing and future senior subordinated indebtedness of the Company. Dividend payments are restricted under the covenants of the indenture in connection with the notes.

The notes payable of $4,758 have maturities that extend to 2003 at rates of 6.0% to 6.5%. Land and building in Germany with a net book value of $3,884 are pledged as collateral for the German revolving credit agreements and the German bank notes payable.

The note payable of $1,811 matures in 1997 at a rate of 7.25%. Plant and equipment in China with a net book value of $1,534 are pledged as collateral for the Chinese revolving credit agreements and the Chinese bank note payable.

At March 31, 1997 and December 31, 1996, the Company had revolving credit facilities totaling $25,000, all of which was unused at such dates. The facilities require fees of 0.25% per annum on the total loan commitment.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

3.   Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated Federal income tax return which includes the Company. The Company's provision for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The Company entered 1997 with non-U.S. net operating loss carryforwards ("NOLs") totaling approximately $65 compared to $1,200 at the beginning of 1996. The deferred income tax assets related to these NOLs were not realized at year end 1995 and 1996, because the Company concluded that it was more likely than not that these NOLs would not be realized in certain non-U.S. jurisdictions in the future. In 1997, the Company expects that these NOLs will be realized in the future and has provided for the recognition of these assets in the effective tax rate for 1997. This factor, combined with additional non-U.S. operations incurring losses for which no benefits are being recognized for the reasons noted above, results in a consolidated effective tax rate that is greater than the statutory rate and greater than the 1996 rate. The current and deferred tax expense and benefit for the Company are recorded as if it files on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision for United States income taxes is recorded to the intercompany account with IKS Corporation.

4.   Inventories

                                                  Mar. 31,        Dec. 31,
                                                   1997            1996
                                               ---------------------------

     Purchased finished goods                     $   4,426      $   5,188
     Manufactured finished goods                     11,926         11,625
     Work in process                                  4,532          4,519
     Raw materials and supplies                       7,629          7,214
                                               ---------------------------
                                                 $   28,513      $  28,546
                                               ===========================

5. Organization

The Company's operations are principally in the United States, Canada and Germany representing 62%, 10% and 20% of net sales, respectively, for the quarter ended March 31, 1997.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

5.   Organization (continued)

The following table summarizes the Company's United States, Canadian, and German operations.


                                                             Three months ended
                                                                  March 31,
                                                            -------------------
                                                               1997      1996
                                                            -------------------

United States Operations
  Sales to unaffiliated companies                           $ 18,803   $ 18,207
  Operating income                                             3,129      2,891
  Assets                                                      56,173     59,131
  Capital expenditures                                           348      1,050
  Depreciation and amortization                                  918        677

German Operations
  Sales to unaffiliated companies                             6,099       7,660
  Operating income                                              428         330
  Assets                                                     23,659      21,111
  Capital expenditures                                            -           -
  Depreciation and amortization                                 169         112

Canadian Operations
  Sales to unaffiliated companies                             3,180       3,051
  Operating income                                              253         216
  Assets                                                      8,355       9,171
  Capital expenditures                                            7          45
  Depreciation and amortization                                  76          43

Other Operations
  Sales to unaffiliated companies                             2,426       1,623
  Operating income                                               20         (50)
  Assets                                                     13,769      11,862
  Capital expenditures                                          274         610
  Depreciation and amortization                                 105         100

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


6.   Subsequent events

On April 9, 1997, the Company executed an agreement to purchase the assets of Systi Matic Company and affiliated entities ("Systi Matic") for approximately $6.4 million in cash and $1.1 million in assumed debt, subject to post-closing adjustments. With annual sales of approximately $18.0 million, Systi Matic is the largest U.S. producer of carbide edger saws and the largest independent provider of stock saws for the secondary industry in North America. The acquisition, which will be accounted for under the purchase method, was financed from available cash balances. Additional consideration of approximately $1.2 million is contingent upon Systi Matic achieving certain annual earnings levels and is payable quarterly over the next 12 months.


On April 18, 1997, the Company executed an agreement to purchase the assets of Rolf Meyer Company ("Rolf Meyer") for approximately DM 9.1 million (approximately $5.2 million) in cash and DM .4 million (approximately $.2 million) in assumed debt, subject to post-closing adjustments. Headquartered in Germany, Rolf Meyer is a producer and specialist in knives and spare parts for the printing industry, with annual sales of approximately DM 15.0 million (approximately $8.7 million). The acquisition, which will be accounted for under the purchase method, was financed from borrowings under the Company's existing revolving credit facilities. Additional consideration of approximately DM 4.5 million (approximately $2.6 million at acquisition date) is contingent upon Rolf Meyer achieving certain annual earnings levels and is payable annually over the next 3 years.

       Item 2. Management's discussion and analysis of financial condition and results of operations

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K as of and for each of the three years in the period ended December 31, 1996.

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

Presence outside the U.S.

         The Company's North American operations account for approximately 70% of its net sales and 90% of its operating income while the Company's European operations account for approximately 20% of its sales and 10% of its operating income.

         The Company's remaining net sales and operating income are spread throughout Asia. Historically, the Company had focused its sales efforts in North America and Europe, only recently establishing itself in other areas of the world and has increased sales in these other markets from 1% in 1995 to 7.7% of first quarter 1997 net sales. During 1994, 1995 and 1996, the Company entered into joint ventures to establish itself in these emerging markets. Its 51% owned China joint ventures began operating in January of 1996 and contributed $1.8 million to the Company's net sales for the first quarter of 1997.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Canadian and China operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. In 1996, the weaker German Mark had the translation effect of decreasing 1997 sales by approximately $.8 million with minimal effect on net earnings. In addition, in the first quarter of 1997 there was a decrease in shareholder's equity due to a $1.4 million change in the foreign currency translation adjustment. In addition to the weaker German Mark, the significant change in the foreign currency translation adjustment is due to increased long term intercompany advances resulting from the paydown of $6.2 million of outstanding indebtedness of a German subsidiary in connection with the issuance by the Company of $90 million in aggregate principal amount of 11 3/8% Senior Subordinated Notes due 2006 (the "Notes") on November 6, 1996 under an indenture dated November 6, 1996 by and between the Company and the United States Trust Company of New York, as trustee (the "Recapitalization"). The Company has not historically hedged its foreign currency risk.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Quarter Ended March 31, 1997 Compared To Quarter Ended March 31, 1996

         Net Sales: Net sales remained constant at $30.5 million for the first quarters of 1997 and 1996, respectively. The Company experienced sales improvements in its North American geographical marketing area which was more than offset by decreased sales in Germany. Net sales for the North American operations grew 3.8% to $22.1 million for the first quarter of 1997 from $21.3 million for the first quarter of 1996. The growth in North America was due to the addition of new products and an increase in product sales by its service centers. Net sales for the European operations declined 20.4% to $6.1 million for the quarter ended March 31, 1997 from $7.7 million for the quarter ended March 31, 1996. The effects of a weaker German Mark in the first quarter of 1997 compared to the first quarter of 1996 resulted in a translation effect that accounted for $.8 million or 10.4% of the decrease in sales volume. The remaining decrease in sales volume is attributable to severe competition from small competitors trying to maintain market share. Net sales from the Company's other foreign operations increased to $2.3 million from $1.6 million as the majority of these operations commenced in the first quarter of 1996, the most significant of these being the Company's new China joint ventures, which had net sales of $1.8 million for the first quarter of 1997 compared to $1.1 million for the first quarter of 1996.

         Gross Profit: Gross profit increased to $9.6 million for the first quarter of 1997 up from $9.3 million for the first quarter of 1996. Gross margin increased to 31.5% in the first quarter of 1997 compared to 30.3% for the first quarter of 1996. Gross profit from North American operations increased to $7.3 million for the first quarter of 1997 from $6.9 million for the first quarter of 1996 and gross margin increased to 33.0% from 32.4% for those same periods. Gross profit from European operations decreased to $1.8 million for the first quarter of 1997 from $1.9 million for the first quarter of 1996 while gross margin increased to 29.5% from 24.7% for those same periods. The overall gross margin improvement was a result of the increase in raw material pricing in the second half of 1995 which continued to affect the Company in the first quarter of 1996. In the second half of 1996, there was an increase in the number of suppliers of tool steel, and prices for tool steel have decreased from the 1996 levels.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $5.7 million for the first quarter of 1997 as compared to $5.9 million for the first quarter of 1996 and decreased to 18.6% of sales from 19.2% of sales for the respective periods.

         Interest Expense, net: As expected, net interest expense increased to $2.8 million for the first quarter of 1997 from $.3 million for the first quarter of 1996 due to the issuance of $90 million of Notes in connection with the Recapitalization in November 1996.

         Income before income taxes: As expected, income before income taxes of $1.0 million for the first quarter of 1997 was down significantly from the $3.0 million for the first quarter of 1996. Excluding the increase in net interest expense of $2.5 million in the the first quarter of 1997 over the first quarter of 1996 would have resulted in an increase in income before income taxes of approximately $.5 million.

         Income Taxes: The Company's provision for income taxes decreased to $.4 million for the first quarter of 1997 down from $.7 million for the same period in 1996 while the Company's effective tax rate increased to 45.6% from 23.0% for those same periods. The Company's 1996 effective tax rate was favorably affected by increased profits in the Company's European operations for which no tax provision was recorded because of the availability of a net operating loss carry forwards ("NOLs") of which only $65,000 existed at the beginning of 1997. In 1997, due to the minimal amount of NOLs available to offset European income and additional non-U.S. losses for which no benefits are being recognized because it is more likely than not that they will not be realized in certain non-U.S. jurisdictions, the 1997 effective tax rate exceeds the U.S. statutory rate and the prior year consolidated effective tax rate.

         Net Income: Net income decreased to $.5 million or $1.08 per share for the first quarter of 1997 from $2.3 million or $4.79 per share for the first quarter of 1996,as a result of the factors discussed above.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $25.0 million under existing credit facilities, will be sufficient to meet its working capital requirements, capital expenditure requirements and interest service requirements on its debt obligations. As of March 31, 1997, the Company's total debt and shareholder's deficit was $99.4 million and $20.5 million, respectively.

         Net cash flow from operations aggregated $3.6 million for the first quarter of 1997 as compared to $.2 million for first quarter of 1996. The increase was primarily attributable to a $4.9 million reduction in working capital needs offset by a $1.8 million decrease in net income and a $.3 million increase in depreciation and amortization.

         Cash used in investing activities for the first quarter of 1997 was $.5 million as compared to $3.6 million for the first quarter of 1996. Major investment projects in the first three months of 1996 included equipment acquisitions in China and the construction of a facility in Oregon .

         Cash used by financing activities for the first quarter of 1997 was $1.9 million as compared to cash provided of $2.5 million for the first three months of 1996. The cash used by financing activities in the first quarter of 1997 primarily represents a decrease of $1.8 million in amounts due to parent whereas the the cash provided by financing activities for the first quarter of 1996 primarily represents an increase in amounts due to parent of $1.1 million and an increase in notes payable and long-term debt of $1.1 million.

         Concurrent with the Recapitalization, the Company entered into a $20.0 million senior credit facility and its German subsidiary entered into a $5.0 million German credit facility. The Company did not draw upon these facilities in connection with the Recapitalization or in the first quarter of 1997. The Notes impose, and other debt instruments of the Company may impose, various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Subsequent events

         On April 9, 1997, the Company executed an agreement to purchase the assets of Systi Matic Company and affiliated entities ("Systi Matic") for approximately $6.4 million in cash and $1.1 million in assumed debt, subject to post-closing adjustments. The acquisition was financed from available cash balances. Additional consideration of approximately $1.2 million is contingent upon Systi Matic achieving certain annual earnings levels and is payable quarterly over the next 12 months.

         On April 18, 1997, the Company also executed an agreement to purchase the assets of Rolf Meyer Company ("Rolf Meyer") for approximately DM 9.1 million (approximately $5.2 million) in cash and DM .4 million (approximately $.2 million) in assumed debt, subject to post-closing adjustments. The acquisition was financed from borrowings under the Company's existing revolving credit facilities. Additional consideration of approximately DM 4.5 million (approximately $2.6 million at acquisition date) is contingent upon Rolf Meyer achieving certain annual earnings levels and is payable annually over the next 3 years.

         The Company is currently involved in active discussions with other potential acquisition candidates. If consummated, the consideration for such acquisitions would likely be funded from its borrowing availability under existing credit facilities. However, any material acquisitions could require the Company to obtain additional sources of financing. There can be no assurance that the Company will consummate any such acquisitions or, if consummated, the timing thereof.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

Item 2. Change in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

 (a)     Exhibits.

              Exhibit
                No.       Description
                ---       -----------

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

                4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

                4.3   Form  of  113/8%  Senior   Subordinated   Notes  due  2006
                      (included in Exhibit 4.1)

                27    Financial Data Schedule


(b) Reports on Form 8-K

  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL KNIFE & SAW, INC.


                                    By: /s/ John E. Halloran
                                       --------------------------------------
                                        John E. Halloran
                                        President and Chief Executive Officer



                                    By: /s/ William M. Schult
                                        --------------------------------------
                                        William M. Schult
                                        Vice President-Finance, Chief
                                        Financial Officer, Treasurer and
                                        Secretary (Principal Financial and
                                        Accounting Officer

                                    May 13, 1997

                                  EXHIBIT INDEX


              Exhibit
                No.       Description
                ---       -----------

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

                4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

                4.3   Form  of  113/8%  Senior   Subordinated   Notes  due  2006
                      (included in Exhibit 4.1)

                27    Financial Data Schedule