Form 10-Q
period 1997-06-30
INTERNATIONAL KNIFE & SAW INC
filed 1997-08-14
CIK 1027909

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30,1997

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

                                 Yes [x] No [ ]

As of July 31, 1997, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries

                                      Index


                                                                        Page No.
               Part  I.  Financial Information

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets                       3

               Consolidated Condensed Statements of Income                 5

               Consolidated Condensed Statements of Cash Flows             6

               Notes to Consolidated Condensed Financial Statements        7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        12


               Part II.  Other Information

     Item 1.   Legal Proceedings                                          15

     Item 2.   Change in Securities                                       15

     Item 3.   Defaults Upon Senior Securities                            15

     Item 4.   Submission of Matters to a Vote of Security Holders        15

     Item 5.   Other Information                                          15

     Item 6.   (a) Exhibits                                               15

               (b) Reports on 8-K                                         15

                    Signatures                                            16

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                          (in thousands)
                                                     June 30,      December 31,
                                                       1997            1996
                                                    ----------------------------
Assets
Current assets:
   Cash and cash equivalents                            $  3,132     $  11,701
   Accounts receivable, trade, less allowances for
     doubtful accounts of $2,015 and $1,500               26,067        19,703
   Inventories                                            32,136        28,546
   Other current assets                                    3,564         2,830
                                                    ----------------------------
Total current assets                                      64,899        62,780

Other assets:
   Goodwill                                               11,150         3,660
   Debt issuance costs                                     3,750         3,967
   Other noncurrent assets                                 2,383         2,096
                                                    ----------------------------
                                                          17,283         9,723

Property, plant and equipment-net                         34,862        28,772

                                                    ============================
            Total assets                              $  117,044    $  101,275
                                                    ============================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                     (in thousands)
                                                June 30,      December 31,
                                                  1997            1996
                                              -----------------------------
Liabilities and Shareholder's deficit
Current liabilities:
   Notes payable                              $      3,821  $      4,732
   Current portion of long-term debt                 3,740         2,390
   Accounts payable                                 11,406         5,796
   Accrued liabilities                               9,037         7,586
   Due to parent                                       337         1,523
                                              -----------------------------
Total current liabilities                           28,341        22,027


Long-term debt, less current portion               101,899        92,953
Other liabilities                                    4,210         3,768
                                              -----------------------------
Total liabilities                                  134,450       118,748

Minority interest                                    2,285         2,171

Shareholder's deficit:
   Common stock, no par value -
     authorized-580,000 shares;
     issued - 526,904 shares;
     outstanding - 481,971 shares                        5             5
   Additional paid-in capital                       10,153        10,153
   Retained deficit                                (25,136)      (26,146)
   Cumulative foreign currency
     translation adjustment                         (1,281)         (224)
   Treasury stock, at cost                          (3,432)       (3,432)
                                              -----------------------------
Total shareholder's deficit                        (19,691)      (19,644)

                                              -----------------------------
Total liabilities and shareholder's deficit   $    117,044  $    101,275
                                              =============================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                             (in thousands, except per share amounts)
                                            Quarter ended               Six months ended
                                               June 30,                     June 30,
                                         1997           1996          1997           1996
                                     ----------------------------------------------------------


Net sales                            $    37,396   $    29,267    $    67,904   $    59,808

Cost of sales                             26,316        20,605         47,210        41,893
                                     ----------------------------------------------------------
                                          11,080         8,662         20,694        17,915

Selling, general and administrative
  expenses                                 7,071         6,203         12,921        12,167
                                     ----------------------------------------------------------
                                           4,009         2,459          7,773         5,748

Other expenses (income):
    Interest income                          (83)         (100)          (198)         (197)
    Interest expense                       3,122           960          6,047         1,363
    Minority interest                         90          (156)            84          (172)
                                     ----------------------------------------------------------
                                           3,129           704          5,933           994
                                     ----------------------------------------------------------
Income before income taxes                   880         1,755          1,840         4,754

Provision for income taxes                   392           715            830         1,405
                                     ----------------------------------------------------------
Net income                           $       488   $     1,040    $     1,010   $     3,349
                                     ==========================================================

Net income per common share          $      1.01   $      2.16    $      2.10   $      6.95

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                               (in thousands)
                                                               Six months ended
                                                                   June 30,
                                                              1997          1996
                                                          --------------------------
Operating activities
Net income                                                $    1,010     $    3,349
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                              2,671          2,070
    Deferred income taxes                                          -           (214)
    Gain on sale of fixed assets                                 (23)            (9)
    Minority interest in income (loss) of subsidiary              84           (172)
    Changes in operating  assets and  liabilities net
     of effects from purchases of operations:
       Accounts receivable                                    (2,529)        (1,703)
       Inventories                                            (1,550)          (911)
       Accounts payable                                        3,966         (1,502)
       Accrued liabilities                                    (4,313)         1,830
       Other                                                    (707)          (942)
                                                          --------------------------
Net cash (used) provided by operating activities              (1,391)         1,796

Investing activities
Purchases of operations, net of cash acquired                (13,463)          (282)
Purchases of fixed assets                                     (2,252)        (4,566)
Proceeds from sale of fixed assets                                43             83
Decrease (increase) in notes receivable and other
  assets                                                          33           (129)
                                                          --------------------------
Net cash used in investing activities                        (15,639)        (4,894)

Financing activities
Increase (decrease) in amounts due to parent                  (1,285)         7,020
Increase in notes payable and long-term debt                  13,825              -
Repayment of notes payable and long-term debt                 (3,628)        (1,020)
Cash received from investment                                     19            189
Dividends paid                                                     -         (1,205)
                                                          --------------------------
Net cash provided by financing activities                      8,931          4,984

Effect of exchange rate on cash                                 (470)           (87)
                                                          --------------------------

Increase (decrease) in cash and cash equivalents              (8,569)         1,799
Cash and cash equivalents at beginning of period              11,701         10,273
                                                          --------------------------
Cash and cash equivalents at end of period                $   12,072     $    3,132
                                                          ==========================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                 (in thousands)

1. Basis of Presentation

The unaudited interim consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of International Knife & Saw, Inc. and its consolidated subsidiaries, ("the Company"), necessary to present fairly the consolidated financial position and consolidated results of operations and cash flows of the Company. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

Beginning in the second quarter of 1997, the captions Sundry-net and Other, which previously were line items in the Statements of Income, have been included in selling, general and administrative expenses. Related amounts and certain other amounts reported for prior periods have been reclassified to conform to the 1997 presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996. The consolidated condensed Balance Sheet at December 31, 1996, has been derived from the audited consolidated financial statements at that date.

2. Acquisitions

In April, 1997, the Company purchased the assets of Systi Matic Company and affiliated entities ("Systi Matic") for $6.4 million in cash, post-closing contingent payments of $.9 million for achieving certain annualized earnings levels which is included in accrued liabilities at June 30, 1997, and $1.1 million in assumed debt, subject to post-closing adjustments. Additional consideration of approximately $.3 million is contingent upon Systi Matic achieving certain annual earnings levels and is payable quarterly over the next 9 months. Headquartered in Seattle, Washington, Systi Matic is the largest U.S. producer of carbide edger saws and the largest independent provider of stock saws for the secondary industry in North America with annual sales of approximately $18.0 million. The acquisition was accounted for under the purchase method and was financed from available cash balances. Goodwill totaled $3.9 million on this acquisition and will be amortized on the straight-line method over 40 years. The consolidated financial statements include the results of operations generated by and financial position of the Systi Matic assets from the date of acquisition.

                International Knife & Saw, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                 (in thousands)

2. Acquisitions(Continued)

In April, 1997, the Company purchased the assets of Rolf Meyer Company ("Rolf Meyer") for DM 8.2 million (approximately $4.7 million) in cash, a promissory note to the seller in the amount of DM 4.3 million (approximately $2.5 million) and DM .4 million (approximately $.2 million) in assumed debt, subject to post-closing adjustments. Headquartered in Germany, Rolf Meyer is a producer and specialist in knives and spare parts for the printing industry, with annual sales of approximately DM 15.0 million (approximately $8.7 million). The acquisition was accounted for under the purchase method and was financed from borrowings under the Company's existing revolving credit facilities. Goodwill totaled $2.7 million on this acquisition and will be amortized on the straight-line method over 40 years. The consolidated financial statements include the results of operations generated by and financial position of the Rolf Meyer assets from the date of acquisition.

In June, 1997, the Company purchased the assets of Cascade/Southern Saw Corp. ("Cascade") for $2.3 million in cash, subject to post-closing adjustments. Located in Milwaukie, Oregon, Cascade is a wood saw and wood saw machinery distributor with annual sales of approximately $7.9 million. The acquisition was accounted for under the purchase method. Goodwill totaled $1.3 million on this acquisition and will be amortized on the straight-line method over 40 years. The consolidated financial statements include the results of operations generated by and financial position of the Cascade assets from the date of acquisition.

3. Foreign Currency Risk

The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada, and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. The Company has not historically hedged its foreign currency risk.

                International Knife & Saw, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)

4.  Notes Payable and Long-Term Debt

                                                                        June 30,          December 31,
                                                                          1997                1996
                                                                   ----------------------------------------
     Notes payable:
       Notes payable on demand in Deutsche Marks to German
         banks, issued under revolving credit agreements,
         interest payable quarterly                                $           1,119   $           2,680
       Notes payable on demand in Chinese Renminbi to Chinese
         banks, issued under revolving credit agreements that are
         non-recourse to the Company, interest payable monthly                 2,702               2,052
                                                                   ========================================
                                                                   $           3,821   $           4,732
                                                                   ========================================

     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                  $          90,000   $          90,000
       Notes payable in Deutsche Marks to a German bank                       10,373               3,532
       Notes payable in Chinese Renminbi to a Chinese
          bank                                                                 1,711               1,811
       Capitalized lease obligations in U.S. dollars to a U.S.
          bank                                                                 1,047                   -
       Promissory note payable in Deutsche Marks to a former                   2,508                   -
          shareholder of the Rolf Meyer Company
                                                                   ----------------------------------------
                                                                             105,639              95,343
     Less current portion                                                      3,740               2,390
                                                                   ========================================
                                                                   $         101,899   $          92,953
                                                                   ========================================

The 11 3/8 % Notes are senior subordinated indebtedness of the Company ranking pari passu with all other existing and future senior subordinated indebtedness of the Company. Dividend payments are restricted under the covenants of the indenture in connection with the notes.

The notes payable of $10,373 have maturities that extend to 2003 at rates of 2.5% to 6.5%. Land and buildings in Germany with a net book value of $3,778 are pledged as collateral for the German revolving credit agreements and the German bank notes payable.

The note payable of $1,711 matures in 1997 at a rate of 7.25% and is non-recourse to the Company. Plant and equipment in China with a net book value of $1,530 are pledged as collateral for the Chinese revolving credit agreements and the Chinese bank note payable.

The capitalized lease obligations of $1,047 are for capital leases on equipment that have maturities that extend to 2002 at rates of 8.1% to 8.7% Included in property, plant and equipment-net is equipment under capital lease of $1,227.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

4.   Notes Payable and Long-Term Debt (Continued)

The promissory note to an individual is due in three equal, annual installments beginning February, 1998 at a rate of 5%, and is in connection with the Rolf Meyer acquisition.

At June 30, 1997 and December 31, 1996, the Company had a revolving credit facility totaling $20,000, of which $ 18,663 and $ 20,000 was available at such dates. In addition, the Company had a revolving credit facility totaling DM 7,500 of which DM 0 and DM 7,500 was available at such dates.

5. Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated Federal income tax return which includes the Company. The Company's provision for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The Company's 1996 effective tax rate was favorably affected by increased profits in the Company's European operations for which no tax provision was recorded because of the availability $1,200 of net operating loss carry forwards ("NOLs") of which only $65 existed at the beginning of 1997. The preceding factor, combined with additional non-U.S. operations incurring losses for which no benefits are being recognized, results in a consolidated effective tax rate that is greater than the statutory rate and greater than the 1996 rate. The current and deferred tax expense and benefit for the Company are recorded as if it files on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision for United States income taxes is recorded to the inter company account with IKS Corporation.

6. Inventories

                                             Jun. 30,          December 31,
                                               1997                1996
                                        ----------------------------------------

     Purchased finished goods           $           6,768   $           5,188
     Manufactured finished goods                   13,005              11,625
     Work in process                                5,107               4,519
     Raw materials and supplies                     7,256               7,214
                                        ----------------------------------------
                                        $          32,136   $          28,546
                                        ========================================

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

7. Organization

The  Company's   operations  are  principally  in  North  America   representing
approximately 70% of net sales for the six months ended June 30, 1997.

The  following   table   summarizes  the  Company's  North  American  and  other
international operations.


                                                  Six months ended
                                                    June 30,
                                         -------------------------------------
                                               1997               1996
                                         ------------------ ------------------

North American Operations
     Sales to unaffiliated companies         48,952    $        44,401
     Operating income                         6,197              5,234
     Assets                                  64,220             57,867
     Capital expenditures                     1,297              2,986
     Depreciation and amortization            1,654              1,504

Other International Operations
     Sales to unaffiliated companies         18,952             15,407
     Operating income                         1,576                514
     Assets                                  52,824             43,408
     Capital expenditures                       955              1,580
     Depreciation and amortization              890                566

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

Presence outside the U.S.

     The Company's North American operations account for approximately 70% of its net sales and 80% of its operating income while the Company's other international operations account for the remainder and are spread throughout Europe and Asia. Historically, the Company had focused its sales efforts in North America and Europe, only recently establishing itself in other areas of the world and has increased sales in these other markets from 1% in 1995 to 7% of net sales for the first six months of 1997. During 1994, 1995 and 1996, the Company entered into joint ventures to establish itself in these emerging markets.

     The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Canadian and China operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first half of 1997 to the first half of 1996, the weaker German Mark had the translation effect of decreasing the first half 1997 sales by approximately $1.8 million. In addition, in the first half of 1997 there was a decrease in shareholder's equity due to a $1.1 million change in the foreign currency translation adjustment. The Company has not historically hedged its foreign currency risk.

Results of Operations

     As used in the following discussion of the Company's results of operations,
(i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

     Second quarter and six months ended June 30, 1997 compared to second quarter and six months ended June 30, 1996

     Net Sales: Net sales increased 27.8% and 13.5% to $37.4 and $67.9 million for the second quarter and first half of 1997, respectively from $29.3 and $59.8 million for the same periods in 1996. Excluding the second quarter acquisitions, the Company's second quarter and first half 1997 sales were $30.6 and $61.2 million, respectively, a 4.4% and 2.2% increase over the same periods in 1996. The Company experienced sales improvements in its North American (16% to $49.0 million) and other (7.4% to $18.9 million) operations for the first half of 1997 compared to the first half of 1996, primarily attributable to the second quarter acquisitions which accounted for $4.5 and $2.2 million of both North America's and other operations' second quarter and first half of 1997 sales. Excluding the Systi Matic and Cascade Southern acquisitions, net sales for the North American operations grew 6.7% and 5.2% to $22.3 and $44.4 million for the second quarter and first half of 1997, respectively, from $20.9 and $42.2 million for the same periods in 1996. The sales growth in North America was due to the addition of new products and an increase in product sales by its service centers. Excluding the Rolf Meyer acquisition, net sales for the Company's other operations remained constant at $8.3 million and declined 5.1% to $16.7 million for the second quarter and first half of 1997, respectively, from $8.3 and $17.6 million for the same periods in 1996. The effects of a weaker German Mark in the second quarter and first half of 1997 compared to the same periods in 1996 resulted in a translation effect that reduced the second quarter and first half of 1997 sales (including Rolf Meyer) by $1.0 and $1.8 million, respectively.

     Gross Profit: Gross profit increased to $11.1 and $20.7 million for the second quarter and first half of 1997 up from $8.7 and $17.9 million for the same periods in 1996. Excluding the second quarter acquisitions, gross profit increased to $9.2 and $18.8 million from the same periods in 1996. Gross margin stayed constant at 29.6% for the second quarter of 1997 compared to the second quarter of 1996 while gross margin increased to 30.5% in the first half of 1997 compared to 30.0% in the first half of 1996. The Company experienced gross profit improvements in its North American and other operations primarily attributable to the second quarter acquisitions which accounted for $1.2 million and $.7 million of North America's and other operations' second quarter and first half of 1997 gross profit, respectively. Excluding the second quarter acquisitions, gross profit for the North American operations declined to $5.2 and $12.5 million for the second quarter and first half of 1997, respectively, from $6.2 and $13.1 million for the same periods in 1996 and gross margin decreased to 23.3% and 28.2% from 29.7% and 31.0% for the same periods in 1996. Excluding the second quarter acquisitions, North America's gross profit and gross margin decline was a result of increased price competition and one time costs associated with the introduction of new products. Excluding the Rolf Meyer acquisition, gross profit for the Company's other operations increased slightly to $2.4 and $4.1 million for the second quarter and first half of 1997, respectively, from $2.3 and $4.0 million for the same periods in 1996, while gross margin also increased to 28.9% and 24.6% from 27.7% and 22.7% for the same periods in 1996.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $7.1 and $12.9 million for the second quarter and first half of 1997 as compared to $6.2 and $12.2 million for the same periods in 1996 and decreased to 18.9% and 19.0% of sales from 21.2% and 20.3% of sales for the respective periods.

     Interest Expense, net: As expected, net interest expense increased to $3.0 and $5.8 million for the second quarter and first half of 1997 from $.9 and $1.2 million for the same periods in 1996 due to the issuance of $90 million in aggregate principal amount of 11 3/8% Senior Subordinated Notes due 2006 (the "Notes") on November 6, 1996 under an indenture dated November 6, 1996 by and between the Company and the United States Trust Company of New York, as trustee (the "Recapitalization").

     Income before income taxes: As expected, income before income taxes of $.9 and $1.8 million for the second quarter and first half of 1997 was down significantly from $1.8 and $4.8 million for the same periods in 1996. Excluding the increase in net interest expense of $2.1 and $4.6 million in the second quarter and first half of 1997 over the same periods of 1996 would have resulted in income before income taxes of approximately $3.0 and $6.4 million respectively.

     Income Taxes: The Company's provision for income taxes decreased to $.4 and $.8 million for the second quarter and first half of 1997 down from $.7 and $1.4 million for the same periods in 1996 while the Company's effective tax rate increased to 44.5% and 45.1% from 40.7% and 29.6% for those same periods. The Company's 1996 effective tax rate was favorably affected by increased profits in the Company's European operations for which no tax provision was recorded because of the availability of net operating loss carry forwards ("NOLs") of which only $65,000 existed at the beginning of 1997. In 1997, due to the minimal amount of NOLs available to offset European income and additional non-U.S. losses for which no benefits are being recognized because it is more likely than not that they will not be realized in certain non-U.S. jurisdictions, the 1997 effective tax rate exceeds the U.S. statutory rate and the prior year consolidated effective tax rate.

     Net Income: Net income decreased to $.5 and $1.0 million or $1.01 and $2.10 per share for the second quarter and first half of 1997 from $1.0 and $3.3 million or $2.16 and $6.95 per share for the same periods in 1996,as a result of the factors discussed above.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs, to meet required debt payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $18.7 million under existing credit facilities, will be sufficient to meet its working capital requirements, capital expenditure requirements and interest service requirements on its debt obligations. As of June 30, 1997, the Company's total debt and shareholder's deficit was $108.4 million and $19.7 million, respectively.

     Net cash flow used in operations aggregated $1.4 million for the first half of 1997 compared to $1.8 million provided for the first half of 1996. The decrease was primarily attributable to a $1.9 million increase in working capital needs and a $2.3 million decrease in net income, offset by a $.6 million increase in depreciation and amortization.

     Cash used in investing activities for the first half of 1997 was $15.6 million as compared to $4.9 million for the first half of 1996. The increased use of cash in the first half of 1997 is primarily due to the second quarter acquisitions, offset by a $2.3 million reduction in fixed asset purchases.

     Cash provided by financing activities for the first half of 1997 was $8.9 million as compared to $5.0 million provided for the first half of 1996. The cash provided by financing activities in the first half of 1997 primarily represents a $10.2 million net increase in debt borrowings primarily due to the second quarter acquisitions and a $1.3 million decrease in amount due to parent whereas the the cash provided by financing activities for the first half of 1996 primarily represents an increase in amounts due to parent of $7.0 million offset by a net decrease in debt borrowings of $1.0 million and dividends paid of $1.2 million..

     Concurrent with Recapitalization, the Company entered into a $20.0 million senior credit facility and its German subsidiary entered into a DM7.5 million German credit facility. At June 30, 1997, $18.7 million was available under the U.S. dollar line and DM 0 was available under the DM line. The Company did not draw upon these facilities in connection with the Recapitalization or in the first quarter of 1997, but did draw upon these facilities for the Rolf Meyer and Cascade acquisitions. The Notes impose, and other debt instruments of the Company may impose, various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.
                      Exhibit
                        No.      Description
                      -------    ------------------------------------
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

                                      August 13, 1997

                                  EXHIBIT INDEX

                       Exhibit
                          No.   Description
                       -------  ---------------------------------
                          27    Financial Data Schedule