Form 10-Q/A
period 1997-06-30
INTERNATIONAL KNIFE & SAW INC
filed 1997-08-20
CIK 1027909

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1
(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30,1997

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

                                   Yes x No __

As of July 31, 1997, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

This amendment to the Quarterly Report on Form 10-Q of International Knife & Saw, Inc. for the quarterly period ended June 30, 1997 (the "Original Form 10-Q") amends and modifies the Original Form 10-Q as follows:

     Item 2 of Part I, Management's discussion and analysis of financial condition and results of operations is amended by the amendment of the second paragraph under the caption "Second quarter and six months ended June 30, 1997 compared to second quarter and six months ended June 30, 1996" in the section entitled "Results of Operations," which is restated as follows:


     Item 2. Management's discussion and analysis of financial condition and results of operations

         Gross Profit: Gross profit increased to $11.1 and $20.7 million for the second quarter and first half of 1997 up from $8.7 and $17.9 million for the same periods in 1996. Excluding the second quarter acquisitions, gross profit increased to $9.2 and $18.8 million from the same periods in 1996. Gross margin stayed constant at 29.6% for the second quarter of 1997 compared to the second quarter of 1996 while gross margin increased to 30.5% in the first half of 1997 compared to 30.0% in the first half of 1996. The Company experienced gross profit improvements in its North American and other operations primarily attributable to the second quarter acquisitions which accounted for $1.2 million and $.7 million of North America's and other operations' second quarter and first half of 1997 gross profit, respectively. Excluding the second quarter acquisitions, gross profit for the North American operations increased to $6.8 and $14.1 million for the second quarter and first half of 1997, respectively, from $6.2 and $13.1 million for the same periods in 1996 and gross margin increased slightly to 30.5% and 31.8% from 29.7% and 31.0% for the same periods in 1996. Excluding the Rolf Meyer acquisition, gross profit for the Company's other operations increased to $2.4 and $4.7 million for the second quarter and first half of 1997, respectively, from $2.3 and $4.0 million for the same periods in 1996, while gross margin also increased to 28.9% and 28.1% from 27.7% and 22.7% for the same periods in 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERNATIONAL KNIFE & SAW, INC.

                                By: William M. Schult
                                    William M. Schult
                                    Vice President-Finance, Chief
                                    Financial Officer, Treasurer and
                                    Secretary (Principal Financial and
                                    Accounting Officer

                                    August 19, 1997