Form 10-Q
period 1997-09-30
INTERNATIONAL KNIFE & SAW INC
filed 1997-11-13
CIK 1027909

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the quarterly period ended September 30, 1997

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

                                  Yes [X] No __

As of October 31, 1997, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
         Part  I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets                                 3

         Consolidated Condensed Statements of Income                           5

         Consolidated Condensed Statements of Cash Flows                       6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

         Part II.  Other Information

Item 1.  Legal Proceedings                                                    16

Item 2.  Change in Securities                                                 16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  (a) Exhibits                                                         16

         (b) Reports on 8-K                                                   16


Signatures                                                                    17

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                           (in thousands)
                                                  September 30,     December 31,
                                                      1997              1996
                                                  ------------------------------
Assets
Current assets:
   Cash and cash equivalents                        $  4,341          $  11,701
   Accounts receivable, trade, less allowances
     for doubtful accounts of $2,005 and $1,500       25,325             19,703
   Inventories                                        30,190             28,546
   Other current assets                                3,527              2,830
                                                    ----------------------------
Total current assets                                  63,383             62,780

Other assets:
   Goodwill                                           11,303              3,660
   Debt issuance costs                                 3,788              3,967
   Other noncurrent assets                             2,357              2,096
                                                    ----------------------------
                                                      17,448              9,723

Property, plant and equipment-net                     35,788             28,772

                                                    ============================
            Total assets                            $116,619           $101,275
                                                    ============================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                      (in thousands)
                                             September 30,      December 31,
                                                  1997              1996
                                           ------------------------------------
Liabilities and Shareholder's deficit
Current liabilities:
   Notes payable                             $    3,964         $    4,732
   Current portion of long-term debt              1,595              2,390
   Accounts payable                               8,982              5,796
   Accrued liabilities                           12,781              7,586
   Due to parent                                   (216)             1,523
                                           ----------------------------------
Total current liabilities                        27,106             22,027


Long-term debt, less current portion            103,369             92,953
Other liabilities                                 3,653              3,768
                                           ----------------------------------
Total liabilities                               134,128            118,748

Minority interest                                 2,340              2,171

Shareholder's deficit:
   Common stock, no par value -
     authorized-580,000 shares;
     issued - 526,904 shares;
     outstanding - 481,971 shares                     5                  5
   Additional paid-in capital                    10,153             10,153
   Retained deficit                             (24,839)           (26,146)
   Cumulative foreign currency
     translation adjustment                      (1,736)              (224)
   Treasury stock, at cost                       (3,432)            (3,432)
                                             --------------------------------
Total shareholder's deficit                     (19,849)           (19,644)
                                             ================================
Total liabilities and shareholder's deficit   $ 116,619          $ 101,275
                                             ================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                    (in thousands, except per share amounts)
                                                   Quarter ended              Nine months ended
                                                   September 30,                September 30,
                                                 1997          1996          1997           1996
                                            ---------------------------------------------------------

Net sales                                   $    37,172   $    29,448    $   105,076   $    89,256

Cost of sales                                    26,276        20,855         73,486        62,748
                                            ---------------------------------------------------------
Gross profit                                     10,896         8,593         31,590        26,508

Selling, general and administrative
  expenses                                        7,421         5,665         20,342        17,832
                                            ---------------------------------------------------------
Operating income                                  3,475         2,928         11,248         8,676

Other expenses (income):
    Interest income                                 (17)          (45)          (215)         (242)
    Interest expense                              2,901           544          8,948         1,907
    Minority interest                                54           (19)           138          (191)
                                            ---------------------------------------------------------
                                                  2,938           480          8,871         1,474
                                            ---------------------------------------------------------
Income before income taxes                          537         2,448          2,377         7,202

Provision for income taxes                          240           945          1,070         2,350
                                            ---------------------------------------------------------
Net income                                  $       297   $     1,503    $     1,307   $     4,852
                                            ==========================================================

Net income per common share                 $       .62   $      3.12    $      2.71   $       10.07

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                          (in thousands)
                                                                          Nine months ended
                                                                           September 30,
                                                                       1997           1996
                                                                  ----------------------------

Operating activities
Net income                                                        $    1,307     $    4,852
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     4,052          3,264
     Deferred income taxes                                                 -           (156)
     Gain on sale of fixed assets                                         (4)           (50)
     Minority interest in income (loss) of subsidiary                    138           (191)
     Changes in operating  assets and  liabilities net
       of effects from purchases of operations:
         Accounts receivable                                          (2,816)        (1,725)
         Inventories                                                     512         (1,437)
         Accounts payable                                              2,930           (891)
         Accrued liabilities                                             488          1,557
         Other                                                          (313)          (877)
                                                                  ----------------------------
Net cash provided by operating activities                              6,294          4,346

Investing activities
Purchases of operations, net of cash acquired                        (14,842)          (282)
Purchases of fixed assets                                             (4,567)        (7,312)
Proceeds from sale of fixed assets                                        85             87
Decrease in notes receivable and other assets                            102             20
                                                                  ----------------------------
Net cash used in investing activities                                (19,222)        (7,487)

Financing activities
Increase (decrease) in amounts due to parent                          (1,739)         7,188
Increase in notes payable and long-term debt                          13,367          2,242
Repayment of notes payable and long-term debt                         (4,966)        (8,915)
Cash received from investment                                             24            189
Dividends paid                                                             -         (1,205)
                                                                  ----------------------------
Net cash provided (used) by financing activities                       6,686           (501)

Effect of exchange rate on cash                                       (1,118)           (87)
                                                                  ----------------------------

Decrease in cash and cash equivalents                                 (7,360)        (3,729)
Cash and cash equivalents at beginning of period                      11,701         10,273
                                                                  ----------------------------
Cash and cash equivalents at end of period                        $    4,341     $    6,544
                                                                  ============================

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

2. Acquisitions

In April, 1997, the Company purchased the assets of Systi Matic Company and affiliated entities ("Systi Matic") for $6.4 million in cash, post-closing contingent payments of $1.2 million for achieving certain annualized earnings levels of which $.3 million is included in accrued liabilities at September 30, 1997, and $1.1 million in assumed debt, subject to post-closing adjustments. Headquartered in Seattle, Washington, Systi Matic is the largest U.S. producer of carbide edger saws and the largest independent provider of stock saws for the secondary industry in North America with annual sales of approximately $18.0 million. The acquisition was accounted for under the purchase method and was financed from available cash balances. Goodwill totaled $4.2 million on this acquisition and will be amortized on the straight-line method over 40 years. The consolidated financial statements include the results of operations generated by and financial position of the Systi Matic assets from the date of acquisition.

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

In June, 1997, the Company purchased the assets of Cascade/Southern Saw Corp. ("Cascade") for $2.3 million in cash, subject to post-closing adjustments. Located in Milwaukie, Oregon, Cascade is a wood saw and wood saw machinery distributor with annual sales of approximately $7.9 million. The acquisition was accounted for under the purchase method. Goodwill totaled $1.1 million on this acquisition and will be amortized on the straight-line method over 40 years. The consolidated financial statements include the results of operations generated by and financial position of the Cascade assets from the date of acquisition.

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

                International Knife & Saw, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)


4.  Notes Payable and Long-Term Debt

                                                                 September 30,       December 31,
                                                                     1997                1996
                                                              --------------------------------------

Notes payable:
  Notes payable on demand in Deutsche  Marks to German
    banks,  issued under revolving credit agreements,
    interest payable quarterly                                $           1,391   $           2,680
  Notes payable on demand in Chinese Renminbi to Chinese
    banks, issued under revolving credit agreements that are
    non-recourse to the Company, interest payable monthly                 2,573               2,052
                                                              ======================================
                                                              $           3,964   $           4,732
                                                              ======================================
Long-term debt:
  11-3/8% Senior Subordinated Notes due 2006                  $          90,000   $          90,000
  Notes payable in Deutsche Marks to a German bank                        9,967               3,532
  Notes payable in Chinese Renminbi to a Chinese
     Bank                                                                 1,711               1,811
  Capitalized lease obligations in U.S. dollars to a
    U.S. Bank                                                             1,001                   -
  Promissory note payable in Deutsche Marks to a former
  sharehodler of the Rolf Meyer Company                                   2,285                   -
                                                              --------------------------------------
                                                                        104,964              95,343
Less current portion                                                      1,595               2,390
                                                              --------------------------------------
                                                              $         103,369   $          92,953
                                                              ======================================

The 11-3/8% Notes are senior subordinated indebtedness of the Company ranking pari passu with all other existing and future senior subordinated indebtedness of the Company. Dividend payments are restricted under the covenants of the indenture in connection with the notes.

The notes payable of $9,967 have maturities that extend to 2003 at rates of 2.5% to 6.25%. Land and buildings in Germany with a net book value of $3,706 are pledged as collateral for the German revolving credit agreements and the German bank notes payable.

The note payable of $1,711 matures in 2003 at a rate of 7.66% and is non-recourse to the Company. Plant and equipment in China with a net book value of approximately $1,500 are pledged as collateral for the Chinese revolving credit agreements and the Chinese bank note payable.

The capitalized lease obligations of $1,001 are for capital leases on equipment that have maturities that extend to 2002 at rates of 8.1% to 8.7%. Included in property, plant and equipment-net is equipment under capital lease of $801.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

4.   Notes Payable and Long-Term Debt (Continued)

The promissory note payable to a former shareholder of the Rolf Meyer Company is due in three equal, annual installments beginning February, 1998 at a rate of 5%, and is in connection with the Rolf Meyer acquisition.

At September 30, 1997, the Company had revolving credit facilities of $20,000 ($18,393 unused), DM 7,500 (all used) and DM 8,500 (all unused). At December 31, 1996, the Company had revolving credit facilities of $ 20,000 (all unused) and DM 7,500 (all unused).

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

6. Inventories

                                       September 30,       December 31,
                                           1997                1996
                                    ----------------------------------------

     Finished goods                 $          18,113   $          16,813
     Work in process                            4,732               4,519
     Raw materials and supplies                 7,345               7,214
                                    ----------------------------------------
                                    $          30,190   $          28,546
                                    ========================================

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

7. Organization

The  Company's   operations  are  principally  in  North  America   representing
approximately 73% of net sales for the nine months ended September 30, 1997.

The following table summarizes the Company's North American operations and other international operations.


                                                   Nine months ended
                                                     September 30,

                                        ----------------------------------------
                                              1997                  1996
                                        -----------------    -------------------

North American Operations
  Net sales - Customers                 $        76,403      $        62,310
  Interarea transfers                               384                  955
                                        -----------------    -------------------
  Total                                 $        76,787      $        63,265
  Operating income                                9,308                7,768

Other International Operations
  Net sales - Customers                 $        28,673      $        26,946
  Interarea transfers                             5,118                2,044
                                        -----------------    -------------------
  Total                                 $        33,791      $        28,990
  Operating income                                2,204                  777

Eliminations
  Net sales                             $        (5,502)     $        (2,999)
  Operating income                                 (264)                 131

Consolidated
  Net sales                             $       105,076      $        89,256
  Operating income                               11,248                8,676

8. Subsequent Events

In October and November, 1997, the Company completed acquisitions of the assets of four strategically located service centers for approximately $1.3 million in cash and a $.1 million promissory note to one of the sellers, subject to post-closing adjustments. The acquisitions were financed from available cash balances. Acquired in October were Parker Industrial Tool Company, Nashville, TN; Stafford Grinding Services, Chatanooga, TN; and B&W Industrial Grinding, Inc., Appleton, WI. Acquired in November was North Quabbin Saw Shop, Athol, MA. The above acquisitions generate annual sales of approximately $1.4 million and will be accounted for by the purchase method.

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

Presence outside the U.S.

     The Company's North American operations account for approximately 73% of its net sales and 83% of its operating income while the Company's other international operations account for the remainder and are spread throughout Europe and Asia. Historically, the Company had focused its sales efforts in North America and Europe, only recently establishing itself in other areas of the world and has increased sales in these other markets from 1% in 1995 to 6% of net sales for the first nine months of 1997. During 1994, 1995 and 1996, the Company entered into joint ventures to establish itself in these emerging markets.

     The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Canadian and Chinese operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first nine months of 1997 to the first nine months of 1996, the weaker German Mark had the translation effect of decreasing the first nine months of 1997 sales and operating income from the same period in 1996 by approximately $3.4 million and $.3 million, respectively. In addition, in the first nine months of 1997 there was a decrease in shareholder's equity from the same period in 1996 due to a $1.5 million change in the foreign currency translation adjustment. The Company has not historically hedged its foreign currency risk.

Results of Operations

     As used in the following discussion of the Company's results of operations,
(i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

     Third quarter and nine months ended September 30, 1997 compared to third quarter and nine months ended September 30, 1996

     Net Sales: Net sales increased 26.2% and 17.7% to $37.2 and $105.1 million for the third quarter and first nine months of 1997, respectively from $29.4 and $89.3 million for the same periods in 1996, primarily attributable to the second quarter acquisitions. The Company experienced sales improvements in its North American operations (36.8% to 27.5 million) and (22.6% to $76.4 million) for the third quarter and first nine months of 1997 compared to the same periods in 1996, primarily attributable to the second quarter acquisitions. The Company experienced sales improvements (5.4% to $9.7 million) and (6.7% to $28.7 million) in its other operations for the third quarter and first nine months of 1997 compared to the same periods in 1996. These improvements are attributable to increased sales from the second quarter Rolf Meyer acquisition partially offset by softness in the Asian markets due to adverse weather encountered by mill customers and the negative translation effects of a weaker German Mark. The effects of a weaker German Mark in the third quarter and first nine months of 1997 compared to the same periods in 1996 resulted in a translation effect that reduced the third quarter and first nine months of 1997 sales by $1.6 and $3.4 million, respectively.

     Gross Profit: Gross profit increased to $10.9 and $31.6 million for the third quarter and first nine months of 1997 up from $8.6 and $26.5 million for the same periods in 1996, primarily attributable to the second quarter acquisitions. Gross margin increased slightly to 29.3% and 30.1% for the third quarter and first nine months of 1997 compared to 29.2% and 29.7% for the same periods in 1996. The Company experienced gross profit improvements in its North American operations (32.8% to $8.5 million) and (22.1% to $23.8 million) for the third quarter and first nine months of 1997 compared to the same periods in 1996. The Company experienced gross profit declines (20.0% to $2.4 million) and improvements (11.4% to $7.8 million) in its other operations for the third quarter and first nine months of 1997 compared to the same periods in 1996, primarily attributable to the weaker German Mark which had a negative translation effect of $.6 million and $.9 million on the third quarter and first nine months of 1997 gross profit respectively, softness in the Asian markets as discussed above, and offset by the second quarter Rolf Meyer acquisition.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $7.4 and $20.3 million for the third quarter and first nine months of 1997 compared to $5.7 and $17.8 million for the same periods in 1996 and increased to 19.9% and decreased to 19.3% of sales from 19.4% and 19.9% of sales for the respective periods.

     Interest Expense, net: As expected, net interest expense increased to $2.9 and $8.7 million for the third quarter and first nine months of 1997 from $.5 and $1.7 million for the same periods in 1996 due to the issuance of $90 million in aggregate principal amount of 11-3/8% Senior Subordinated Notes due 2006 (the "Notes") on November 6, 1996 under an indenture dated November 6, 1996 by and between the Company and the United States Trust Company of New York, as trustee (the "Recapitalization").

     Income Before Income Taxes: As expected, as a result of the increase in net interest expense discussed above, income before income taxes of $.5 and $2.4 million for the third quarter and first nine months of 1997 was down significantly from $2.4 and $7.2 million for the same periods in 1996. Excluding the increase in net interest expense of $2.4 and $7.0 million in the third quarter and first nine months of 1997 over the same periods of 1996, income before income taxes would have been approximately $2.9 and $9.4 million respectively.

     Income Taxes: The Company's provision for income taxes decreased to $.2 and $1.1 million for the third quarter and first nine months of 1997 down from $.9 and $2.4 million for the same periods in 1996 while the Company's effective tax rate increased to 44.7% and 45.0% from 38.6% and 32.6% for those same periods. The Company's 1996 effective tax rate was favorably affected by increased profits in the Company's European operations for which no tax provision was recorded because of the availability of net operating loss carry forwards ("NOLs") of which only $65,000 existed at the beginning of 1997. In

1997, due to the minimal amount of NOLs available to offset European income and additional non-U.S. losses for which no benefits are being recognized because it is more likely than not that they will not be realized in certain non-U.S. jurisdictions, the 1997 effective tax rate exceeds the U.S. statutory rate and the prior year consolidated effective tax rate.

     Net Income: Net income decreased to $.3 and $1.3 million or $.62 and $2.71 per share for the third quarter and first nine months of 1997, respectively from $1.5 and $4.9 million or $3.12 and $10.07 per share for the same periods in 1996, as a result of the factors discussed above.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs, to meet required debt payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $18.4 million and DM 8,500 under existing credit facilities, will be sufficient to meet its working capital requirements, capital expenditure requirements and interest service requirements on its debt obligations. As of September 30, 1997, the Company's total debt and shareholder's deficit was $108.9 million and $19.8 million, respectively.

     Net cash flow provided by operations aggregated $6.3 million for the first nine months of 1997 compared to $4.3 million provided for the first nine months of 1996. The increase was primarily attributable to a $4.2 million decrease in working capital needs and a $.8 million increase in depreciation and amortization offset by a $3.5 million decrease in net income.

     Cash used in investing activities for the first nine months of 1997 was $19.2 million as compared to $7.5 million for the first nine months of 1996. The increased use of cash is primarily due to the second quarter acquisitions, offset by a $2.7 million reduction in fixed asset purchases.

     Cash provided by financing activities for the first nine months of 1997 was $6.7 million as compared to a $.5 million use for the first nine months of 1996. The cash provided by financing activities in the first nine months of 1997 primarily represents an $8.4 million net increase in debt borrowings primarily due to the second quarter acquisitions and a $1.7 million decrease in amount due to parent. The cash provided by financing activities for the first nine months of 1996 primarily represents an increase in amounts due to parent of $7.2 million offset by a net decrease in debt borrowings of $6.7 million and dividends paid of $1.2 million.

     Concurrent with the Recapitalization, the Company entered into a $20.0 million senior credit facility, and its German subsidiary entered into a DM 7.5 million credit facility. In the third quarter of 1997, the Company's German subsidiary entered into an additional DM 8.5 million credit facility. At
September 30, 1997, $18.4 million was available under the U.S. dollar line and DM 8.5 million was available under the DM lines. The Company did not draw upon these facilities in connection with the Recapitalization or in the first quarter of 1997, but did draw upon these facilities for the Rolf Meyer acquisition. The 11-3/8% Notes impose, and other debt instruments of the Company may impose, various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

    (a)     Exhibits.

      Exhibit
         No.       Description
      -------  -------------------------------------------------
        10.1   Letter  Agreement  dated  September  23, 1997
               between  Deutsche  Bank and IKS Klingelnberg GmbH
         27    Financial Data Schedule


(b) Reports on Form 8-K

  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL KNIFE & SAW, INC.

                                      By: William M. Schult
                                          --------------------------------------
                                          William M. Schult
                                          Vice President-Finance, Chief
                                          Financial Officer, Treasurer and
                                          Secretary (Principal Financial
                                          and Accounting Officer)

                                      November 12, 1997

                                  EXHIBIT INDEX

      Exhibit
         No.       Description
      -------  -------------------------------------------------
        10.1   Letter  Agreement  dated  September  23, 1997
               between  Deutsche  Bank and IKS Klingelnberg GmbH
         27    Financial Data Schedule