Form 10-K
period 1997-12-31
INTERNATIONAL KNIFE & SAW INC
filed 1998-03-27
CIK 1027909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

(Mark One)

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR
      15(d)  OF  THE  SECURITIES  EXCHANGE  ACT OF
      1934. For the year ended December 31, 1997

          OR

[ ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR
      15(d)  OF  THE  SECURITIES  EXCHANGE  ACT OF
      1934. For the transition period from          to

                        Commission file number: 333-17305

                         International Knife & Saw, Inc.

             (Exact name of registrant as specified in its charter)

                  Delaware                              57-0697252
               (State or other                       (I.R.S. Employer
               jurisdiction of                      Identification No.)
               incorporation or
                organization)

                1299 Cox Avenue
               Erlanger, Kentucky                          41018
       (Address of registrant's principal               (Zip Code)
               executive offices)

Registrant's telephone number, including area code:  (606) 371-0333

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ].

         As of January 1, 1998, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

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

                                     PART I

ITEM 1.  BUSINESS

General

         International Knife & Saw, Inc. ("IKS" or the "Company") is a wholly-owned subsidiary of IKS Corporation, a Delaware corporation ("IKS Holdings"). The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws, operating in an estimated worldwide market of $1.0 billion. The Company's products, which are consumed in the normal course of machine operation and need resharpening or replacement many times a year, are mounted in industrial machines and are used in virtually every facet of cutting, slitting, chipping and forming of materials. The Company serves the following major market sectors: (i) Wood (46% of 1997 net sales); (ii) Paper & Packaging (37%); (iii) Metal (11%); and (iv) Plastic & Recycling (6%). The Company believes that it has a leading worldwide market share in each of these market sectors and that there is no other company that serves all four such sectors.

         IKS traces its origins to 1814, when Klingelnberg Soehne was founded in Germany as a textile and hardware trading house. Klingelnberg Soehne began manufacturing industrial knives and saws in the early 1900s and by 1940 was serving a variety of product segments. Klingelnberg Soehne expanded its sales into the North American market during the 1960s and subsequently established manufacturing and resharpening operations which were complemented by several strategic acquisitions. The Company was incorporated in 1979, and by 1991 it had acquired the European and North American operations of Klingelnberg Soehne. Since 1991, the Company has expanded its resharpening operations by adding an additional 17 service centers, commenced operations in Asia and Latin America and expanded its manufacturing operations by acquiring three manufacturing operations.

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

         In connection with the Recapitalization, the Company repaid approximately $5.2 million of its existing indebtedness and entered into a new $20.0 million revolving credit facility (the "Senior Credit Facility"). In addition, a German subsidiary of the Company repaid approximately $6.2 million of existing indebtedness under its term loan and entered into a new DM 7.5 million revolving credit facility (the "New German Credit Facility").

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

Products and Markets

         The Company manufactures and sells its products in four major market sectors including (i) Wood (46% of 1997 net sales); (ii) Paper & Packaging (37%); (iii) Metal (11%); and (iv) Plastic & Recycling (6%). IKS offers an extensive variety of knives and saws which are mounted in industrial machines and are sold across a wide customer base and over numerous industries throughout the world. The Company's knives and saws are consumed in the normal course of machine operation and need resharpening or replacement many times per year.

Wood

         IKS believes it is the largest manufacturer of industrial wood knives and saws with 1997 net sales of approximately $65 million. Industrial wood knives and saws are utilized in applications by companies such as Weyerhauser Co. and Louisiana Pacific Corp. for sawing and chipping of lumber into specific dimensional sizes for use in the housing industry; by companies such as Georgia Pacific Corp. and Boise Cascade Corp. for peeling large diameter logs into veneer for use in the production of plywood, paneling and furniture; and by companies such as Scott Paper Co., Inc. and International Paper Co., Inc. for the production of wood chips used in their pulp mills to produce fine paper, newsprint and craft paper. In addition, the Company's knives are used to cut wood into chips , used for fuel by wood and coal burning power plants as well as generating power and steam for large paper and pulp mills worldwide. The Company manufactures products for many aspects of wood converting in a price range from $10 to $2,000, with an average price of approximately $30.

         Industrial wood cutting knives and saws are consumed in the normal course of operation and due to their rough service applications generally need resharpening as often as every six to eight hours and 50 times over the life of the product. Wood circular and band saws are generally resharpened and retensioned every two weeks and replaced after two years.

         As wood becomes more expensive, the industry is increasingly cognizant of the need for more effective tree utilization and reducing material lost to inefficient sawing. As a result, the industry is trending toward engineered and composite materials made from specially sized wood chips leading to increased sales of waferizer and flaker knives, and wear parts. In the past, plywood was typically used in favor of engineered and composite materials. However, plywood requires the use of large diameter logs as raw material, leaving considerable waste on the forest floor, whereas wafer board and oriented strand board use tighter tolerance waferizer and flaker knives to reduce smaller, less expensive raw material logs into specifically sized and shaped wood chips. The chips are then assembled with synthetic binders into boards, sheets and specialty profiles, having properties superior to plywood or solid wood predecessors. The Company believes that it is the leading North American manufacturer of these specialty knives and has the ability to grow with this rapidly increasing market.

         The Company is a leader in the manufacture of carbide edger saws and also one of the largest providers of stock saws for the secondary industry in North America as a result of its purchase of the assets of the Systi-Matic Company ("Systi-Matic") in April, 1997. Located near Seattle, WA, Systi-Matic represents one of the most modern precision wood saw manufacturing facilities in the U.S. Using automated equipment in combination with skilled craftsmen, Systi-Matic produces extremely accurate saws used for primary wood, to mitre cut wood moldings for cabinet making and furniture production. State-of-the-art laser cutting equipment provides Systi-Matic with both extreme precision in the manufacturing process and reduced costs due to automated production.

         The Company is also a leader in the manufacture of long wood-peeling and slicing veneer knives. Veneer knives are among the more difficult industrial knives to manufacture due to their length (up to six meters) and quality requirements. IKS is one of only a limited number of manufacturers that can produce such a knife. As the market demands higher quality veneer knives, the Company believes that its expertise in the design and manufacture of such knives gives it a competitive advantage.

         The Company increased its presence in the wood saw machinery market with its acquisition of the assets of Cascade/Southern Saw Corp. ("Cascade") in June, 1997. Located near Portland, OR and in Hot Springs, AR, Cascade provides technical assistance to the primary wood industry particularly in the area of thin kerf sawing for yield and productivity improvements. The highly trained, experienced, technical sales staff provides primary wood end users with a valuable resource to improve their mills' performance, thereby creating mutually beneficial long-term exclusive supplier relationships for saws, saw maintenance equipment, and supplies.

         The market for wood cutting knives and saws is growing in Latin America and other underdeveloped regions as many of the nations in these regions begin to export products further along the production cycle. As the Company expands in these regions, it believes that it will benefit from the increased exportation of finished products. The Company is also using its service center operations to increase its sales, as more wood cutting operations are outsourcing their knife and saw servicing needs.

Paper & Packaging

         The Company believes it is the largest manufacturer of industrial paper & packaging knives with 1997 net sales of approximately $53 million. Among the Company's four major markets, the paper & packaging knife market is the largest and most diverse, with the widest variety of cutting methods. These knives are used in applications by companies such as Kimberly-Clark Corp. and Proctor & Gamble Co. for cutting and perforating tissue paper and paper towels and the production of disposable diapers; by companies such as Frito-Lay, Inc. and M&M Mars, Inc. which utilize Zig Zag knives to cut the top and bottom of snack food, salt and pepper and candy packages sold by convenience stores and fast food chains; and by companies such as Quebecor Corp., Champion International Corp. and RR Donnelly & Sons Co., Inc. for cutting and trimming paper in the production of copy paper, books and business forms. As a result of their many uses, paper & packaging knives represent the largest category of the Company's approximately 10,000 products with more than 2,500 paper & packaging knife products relating to every aspect of paper & packaging manufacturing and converting. The Company's paper & packaging products range in price from $50 to $1,000, with an average price of approximately $200.

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

         The Company expanded its presence in the printing market with its acquisition of the assets of the Rolf Meyer Company ("Rolf Meyer") in April, 1997. Located in northern Germany, Rolf Meyer, over the past 30 years, has developed a reputation of being a leading producer of high precision printing press knives and spare parts. By acquiring Rolf Meyer's technical expertise and proprietary machining methods, IKS has also been able to expand its precision toothed knife manufacturing capabilities into the packaging and food industry, growing markets for the IKS group. Further plans call for expansion of the Rolf Meyer facility, greatly increasing manufacturing capacity to support rapid growth occurring by IKS' expansion in the North American market. The Company's sales and marketing staff has been expanded in the graphic arts area to include market specialists from the industry providing valuable consulting to major graphic arts customers as part of the IKS supplier package.

         Industrial paper knives are generally consumed rapidly in the normal course of operation and can need resharpening as often as once per week and 50 times over the life of the product. The Company has a strong presence in the knife servicing market in North America, capitalizing on the preference of users of paper knives to outsource their knife servicing needs rather than resharpen their knives themselves. Customers often find that the performance of these tools can be better maintained if the sharpening is outsourced to professional service shops having more specialized equipment and technically trained personnel. The Company believes that it has the largest network of Company-owned, strategically located service shops equipped with the IKS Hyperhone system, which system maintains new knife performance throughout the life of a tool and is not available at most other independent or in-house grinding shops. The Company's acquisitions of four strategically located service centers in Tennessee (2), Wisconsin and Massachusetts in October and November, 1997 further strengthened its network of service shops. The Tennessee and Wisconsin shops focus primarily on the graphic arts industry, pulp and paper production and converting. The Massachusetts shop's focus is on primary and secondary hardwood in the New England market. By acquiring existing service facilities in strategic locations, IKS can offer customers a local supply of consumable cutting tools as well as factory trained service facilities to sharpen and maintain cutting tools for peak performance and productivity. The Company is continuously expanding its paper knife servicing business by educating paper mills on the benefits of outsourcing their knife resharpening needs to the Company's service centers.

         The Company believes that the market for paper & packaging knives is strong worldwide and is growing in Europe, Latin America and Asia. The Company should benefit in Asia and Latin America as consumer markets in those regions emerge and the use of packaged consumer products rapidly increases. The Company has expanded its penetration of the European market to include packaging and food knives previously not marketed in Europe through the IKS organization, primarily due to the increased capacities in precision serrated edge tool products the

Company obtained when it acquired Rolf Meyer. The Company believes that, through its continued emphasis on providing specialized technical assistance, it will continue to grow in these markets.

Metal

         The Company believes it is the second largest manufacturer of metal knives with 1997 net sales of approximately $16 million. The Company's metal knives are used by steel processing facilities such as Heyco Corp., Edgecomb Metals Co. and Allegheny Ludlum Corp. and metal products manufacturers such as Deere & Co. Inc., Caterpillar, Inc. and Steelcase Corp.; in the cutting, shearing and chopping of steel being produced in steel mills used by companies such as Bethlehem Steel Corp., Rouge Steel Co. and USX Corp.; and in cutting metal sheets and slitting strips from rolls of sheet steel processed by companies such as California Steel Corp. and Joseph T. Ryerson & Son, Inc. The Company manufactures knives for many aspects of metal converting ranging in price from $4 to $9,000, with an average price of approximately $75.

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

         In setting up their steel slitting lines, the Company's customers order knives specifically designed for the particular demands and characteristics of each production line. IKS offers expert technical and computer software assistance to companies setting up such a line. The Company has developed a proprietary software package, Slitting Assembly Very Easy (SAVE), which assists customers in choosing and setting up metal slitting knives. The IKS (SAVE) technology makes use of custom computer software to guide the personnel setting up the arbor in the selection of the individual slitter knife and spacer combination to an exact thickness, assuring that, as the arbor is loaded, the accumulated error is maintained near zero. The accuracy of this knife clearance directly affects the cut edge quality of the steel strip. By offering this technology, as well as personal technical assistance, the Company is an integral part of the steel slitting knife purchasing process, which the Company believes increases the likelihood that a customer will choose an IKS product.

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

Plastic & Recycling

         The Company believes it is the largest manufacturer of industrial plastic & recycling knives with 1997 net sales of approximately $8 million. Industrial plastic granulator knives are used for the manufacture of plastic, typically by companies such as Mobil Chemical Corp. and I.C.I. Americas, Inc. where pelletizing knives are used to cut plastic into small, precise pieces for processing; by companies such as E.I. DuPont de Nemours & Co. for cutting artificial fibers; by companies such as Wellman Inc. for recycling plastic containers; and by companies such as Waste Recovery Corp. for the environmental recycling of styrofoam, rubber and glass. The Company manufactures knives for all of these uses, as well as related knives used to cut computer tape, foil and film by companies such as Alcoa Aluminum Co. of America, Inc. and Eastman Kodak Co. and household products produced by Hasbro Corp. and Rubbermaid Inc. The Company sells products in this sector in a price range from $1 to $250, with an average price of approximately $50.

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

         The Company has a salesforce of 87 people, the largest direct salesforce focused on industrial knives and saws. Complementing the Company's knowledgeable worldwide salesforce, the Company has 26 product managers who are experts in their respective fields and are responsible for product coordination among the Company's salespeople, customers and manufacturing operations. The Company concentrates its sales efforts on end-users, which represent 90% of 1997 net sales, through its direct sales force, distributors, agents and Company-owned and independent resharpening service centers. The remaining 10% of the Company's net sales are to original equipment manufacturers ("OEM") manufacturers of cutting machines through its direct sales force.

         In order to better serve its customers, the Company strategically places its inventory around the world to best suit geographical and customer needs. This results in the Company being able to ship most products to the end-users more rapidly than many of its competitors and as a result the Company is often able to command a premium price for its products.

         End-users -- Direct Salesforce and Company-Owned Service Centers. Approximately 60% of the Company's 1997 net sales were direct to end-users through the Company's salesforce and Company-owned service centers, representing approximately 7,500 customer accounts. The Company believes that it has been successful in selling to end-users because of its large and knowledgeable salesforce, broad product offering, customer service, the strategic placement of its inventory and its relationships with OEMs. The Company's salesforce develops close working relationships with end-users, continually providing customers with direct technical support, offering advice about the types of knives, materials and specifications which would be appropriate for their specific machines.

         The Company is afforded additional direct access to end-users by providing resharpening services to end-users of both its own and its competitors' products through its 20 service centers, fifteen in the United States, three in Canada, one in Mexico, and one in Chile. This enables the Company to create even closer customer relationships which better position it to be the first choice of the end-user when a replacement is needed. Since industrial knives and saws are consumable, and generally need resharpening at least once per week and as often as 50 times over the life of a product, resharpening revenues can be significantly in excess of the cost of the product.

         The resharpening service centers also act as distributors as they sell replacement knives and saws. By owning and operating these service centers, the Company can replace competitors' products with IKS products, including IKS products that the service center may not have previously sold. The Company believes that the number of service center users will continue to increase as a result of an emerging trend toward outsourcing resharpening operations. This outsourcing trend results from end-users implementing overhead reductions and requiring expertise in resharpening blades that are increasingly more sophisticated in materials and design. Such sales are typically high margin sales since end-users will pay a higher price for the Company's technical support resulting in greater satisfaction. In 1997, the Company had approximately $7.5 million in net sales from its resharpening operations.

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

         OEMs. Approximately 10% of IKS' 1997 net sales were directly to a variety of OEM manufacturers. The Company believes it is the leading supplier to the OEM market, placing the original knife or saw in the OEM machine, and has a close relationship with many of the major cutting machine manufacturers worldwide. The Company has developed and maintains these close relationships by providing advice to OEM manufacturers about the types of knives, materials and specifications which would be appropriate for their particular machines. In supplying over 350 OEMs, the Company's market managers have an enhanced ability to identify the needs of its customers and to coordinate the Company's technical capabilities with those needs. As a result, the Company believes that it has greater opportunities to place its products into OEM machines and by doing so provides itself with a competitive advantage in capturing the resultant end-user replacement sales.

Strategic Alliances

         The Company's strategic alliances include over 50 business relationships with suppliers of finished industrial knives and saws throughout the world, five joint ventures and several strategic relationships with independent resharpening centers. These alliances enable the Company to expand its international presence, increase its product offerings and align itself with local entrepreneurs in international markets where local market expertise is needed while broadening its customer base with limited additional investment.

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

         Joint Ventures. The Company recently expanded its international presence through joint ventures in Asia, Australia, and Latin America. These include two joint ventures which commenced operations in January 1996 with the leading industrial paper cutting machinery manufacturer in China. The Company has a 51% interest in both ventures, which had total net sales of $5.7 million for 1997. The Company's partner in the China joint ventures is Shanghai Printing and Packaging Machinery General Corporation, which currently has approximately an 80% share of the paper knife machine market in China, manufacturing cutting equipment which consumes the Company's paper knives. These joint ventures sell products domestically within China and IKS exclusively exports these products to the rest of the world, providing the Company with a relatively low cost source of supply for resale to its customers. These joint ventures will also provide a distribution network for the Company to import its products from North America and Europe into the rapidly developing market in China as the economy expands and demands a greater variety of cutting tool products. The Company's other joint venture interests are a 42.5% interest in a distributor and service center in Chile which had net sales of approximately $1.1 million in 1997, a 30% interest in a distributor in the Philippines which had net sales of approximately $.9 million in 1997, and a 45% interest in a distributor in Australia which had net sales of approximately $.6 million in 1997.

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

         In 1996 there was an increase in the number of suppliers of tool steel, and prices for tool steel have decreased from the 1995 levels.

Backlog Orders

         As of February 28, 1998, the dollar amount of backlog orders believed by the Company to be firm totaled approximately $38 million. It is expected that a significant portion of all such orders will be filled during 1998. As of March 10, 1997, the dollar amount of backlog orders totaled approximately $36 million.

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

Trademarks and Tradenames

         The Company markets its products under certain trademarks, including "IKS(TM)," "IKS Klingelnberg," "Cascade Southern", "Chromavan," "Chromalit," "Compaflex," "Compalloy," "Durapid," "Duritan,"

"Dynabloc(TM)," "Dynapren," "Dynatherm," "KeyMatic", "Klirit," "KSFmicroplan," "Novacrom(TM)," "Novador," "QCP," "Quality Cut Knife Maintenance Program and Design," "Rolf Meyer", "SAVE," "Sawyer's Choice," "Stop," "Surekut(TM)," "Systi-Matic", "Tecalloy(TM)," "Tecnolite(TM)," "Ultrid," and "Workalit." In addition, the Company uses the following tradenames: American Custom Metals; Ban-Carb; Canadian Knife & Saw; Durakut; Econokut; Hannaco; Hyperhone; IKS de Mexico; IKS Shanghai; Kodiak; SPS; Tuff-Tip; and Ultrakut.

Employees

         At December 31, 1997, the Company had 1,422 full-time employees. Of such employees, 850 were located in North America, 237 were located in Europe and 335 were located in Asia. The Company considers its relations with its employees to be good.

         The Company's employees are primarily non-union. The Company's Bergisch Born, Germany facility, its China facilities (operated in connection with its joint venture arrangements) and its Systi-Matic facility in Kirkland, Washington are the only facilities which employ union workers. The Company estimates that 45 of its German employees and 71 of its U.S employees are union members. The majority of the 322 employees at the facilities of the two China joint ventures are part of a governmental bargaining unit. The Company considers its relations with the unions to be good.

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

ITEM 2.  PROPERTIES

         The Company is headquartered in Erlanger, Kentucky, located a few miles south of Cincinnati, Ohio. The Company currently owns or leases 29 facilities in North America, Europe, Asia, and Australia that are used for manufacturing, distribution, sales, warehousing and service center activity.

         The following table sets forth the location, square footage and principal functions of each of the Company's facilities.

                  Location                  Approx. Sq. Ft.               Use
        North American Facilities
          Florence, SC....................     106,600           Manufacturing/Service
                                                                 Center/Distribution/Sales
          Erlanger, KY (corporate
             Headquarters)................      99,700           Manufacturing/Service
                                                                 Center/Distribution/Sales
          Camden, AL......................      44,700           Manufacturing/Service
                                                                 Center/Distribution/Sales
          McMinnville, OR.................      34,000           Manufacturing/Service
                                                                 Center/Distribution/Sales
          Granby, Quebec*.................      20,000           Manufacturing/Service
                                                                 Center/Distribution/Sales
          Langley, British Columbia.......      19,200           Manufacturing/Service
                                                                 Center/Distribution/Sales
          Gary, IN*.......................      18,500           Service Center/Distribution/Sales
          Kirkland,WA *...................      30,000           Manufacturing/Service
                                                                 Center/Distribution/Sales
          Milwaukie, OR *.................       8,550           Manufacturing/Service Center
          Hot Springs, AR ................       6,726           Distribution/Sales
          Athol, MA *.....................       1,300           Service Center/Distribution/Sales
          Appleton, WI *..................       5,000           Service Center/Distribution/Sales
          Chattanooga, TN *...............       8,000           Service Center/Distribution/Sales
          Nashville, TN *.................       2,400           Service Center/Distribution/Sales
          Bangor, ME......................      12,400           Service Center/Distribution/Sales
          Mississauga, Ontario*...........      11,800           Service Center/Distribution/Sales
          West Monroe, LA.................       7,500           Service Center/Distribution/Sales
          Richmond, VA *..................       7,400           Service Center/Distribution/Sales
          Mexico City, Mexico*............       3,500           Service Center/Distribution/Sales
          Statesboro, GA*.................       2,700           Service Center/Distribution/Sales
        European Facilities
          Bargteheide, Germany                  64,500           Manufacturing/Distribution/Sales
          Bergisch Born, Germany..........      56,000           Manufacturing/Distribution/Sales
          Geringswalde, Germany...........      30,700           Manufacturing
        Asian Facilities
          Jakarta, Indonesia*.............       2,700           Distribution/Sales
          Singapore*......................       1,000           Distribution/Sales
        Joint Venture Facilities
          Shanghai, China** (51%).........      32,000           Manufacturing/Distribution/Sales
         Coffs Harbour, Austrialia*(45%)         2,000           Distribution/Sales
          Concepcion, Chile* (42.5%)......       3,500           Service Center/Distribution/Sales
          Manila, Philippines (30%).......       2,500           Distribution/Sales

----------

* Leased.

** Facility owned, land leased.

         The Company believes that its facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.

         The Company places a strong emphasis on producing high quality products. The Company's European facility located in Bergisch Born, Germany has been awarded ISO 9001 certification, while its Erlanger, Kentucky facility has been awarded ISO 9002 certification indicating that these facilities have achieved and sustained a high degree of quality and consistency with respect to their production systems. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, as it provides evidence to purchasers that the Company's systems have achieved specified standards and are being sustained.

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

         IKS Holdings has two classes of common equity outstanding as well as two classes of preferred stock. As of March 1, 1998, there were 39 holders of IKS Holdings' outstanding common equity. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1997. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's historical consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                        Year Ended December 31
                                                        (dollars in thousands)
                                         1997         1996         1995        1994        1993
                                     -----------  -----------  -----------  ----------  ----------

Operating Data:
Net sales                            $ 142,265    $ 118,996    $ 107,030    $ 92,447    $  84,964
Cost of sales                           99,176       83,122       77,026      62,634       60,668
                                     ---------    ---------    ---------    --------    ---------
  Gross profit                          43,089       35,874       30,004      29,813       24,296
Selling, general and administrative
  expenses                              27,681       23,952       19,734      19,241       17,247
                                     ---------    ---------    ---------    --------    ---------
  Operating income                      15,408       11,922       10,270      10,572        7,049
Interest expense, net                   11,687        3,245        1,416       1,727        1,904
Minority interest                          174         (271)           -           -            -
                                     ---------    ----------   ---------    --------    ---------
Income before income taxes               3,547        8,948        8,854       8,845        5,145
Provision for income taxes               1,499        2,924        3,606       3,663        1,951
                                     ---------    ----------   ---------    --------    ---------
Net income                           $   2,048    $   6,024    $   5,248    $  5,182    $   3,194
                                     =========    =========    =========    ========    =========

Other Data:
EBITDA (1)                           $  20,027    $  17,055    $  14,687    $ 13,542    $   9,914
 Net cash provided by operating
  activities                             7,282        9,999        2,963       6,902        6,784
Net cash used in investing
  activities                           (25,183)      (8,998)      (3,783)     (2,251)     (13,264)
Net cash provided by financing
  activities                             8,676          965        4,494         764        4,640
Depreciation and amortization (2)        5,145        4,596        3,786       3,522        3,169
Capital expenditures (3)                 7,734        8,157        4,663       3,383        9,112
Gross margin                              30.3%        30.1%        28.0%       32.2%        28.6%
EBITDA margin                             14.1%        14.3%        13.7%       14.6%        11.7%
EBITDA including LIFO charges and
  credits                            $  20,553    $  16,518    $  14,056    $ 14,094    $  10,218

Balance Sheet Data:
Working capital                      $  32,910    $  40,753    $  32,564    $ 30,687    $  16,268
Total assets                           115,274      101,275       85,697      72,641       71,194
Debt (4)                               109,265      100,075       23,716      17,055       19,474
Shareholders' equity                   (19,607)     (19,644)      38,029      34,734       28,062


     (1) EBITDA is defined as operating income plus depreciation and amortization adjusted to exclude
         LIFO charges (credits) of ($526), $537, $631, ($552), and ($304)and for the years ended December
         31, 1997, 1996, 1995, 1994 and 1993, respectively. EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.
         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
         Operations." The EBITDA measure presented by the Company may not be comparable to similarly titled measures reported by other companies.

     (2) Depreciation and amortization as presented will not agree to the consolidated statement of cash flows because of the amortization of debt issuance costs reported below the operating income line.

     (3) 1993 includes $4,336 of capital expenditures related to the relocation of the Company's German manufacturing facilities. 1996 includes $1,524 of capital expenditures related to the consolidation of the Company's west coast operations and the expansion of the Cincinnati facility, and $1,105 of capital expenditures related to the expansion of the China joint venture operations.

     (4) Debt includes notes payable and current portion of long-term debt and excludes capital lease obligations.



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

Presence outside the U.S.

         The Company's North American operations accounted for 73% of its 1997 net sales and 79% of its operating income.The Company's other international operations account for the remainder and are located primarily in Europe, 22% of 1997 sales and to a lesser extent in Asia.

         Historically, the Company had focused its sales efforts in North America and Europe, only recently establishing itself in other areas of the world and has increased sales in these other markets from 1% in 1995 to 5% of 1997 net sales. During 1994, 1995 and 1996, the Company entered into joint ventures to establish itself in these emerging markets.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Canadian and Chinese and other Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for 1997 to 1996, the weaker German Mark and Indonesian Rupiah had the translation effect of decreasing 1997 sales by $4.6 and $.3 million, respectively and 1997 operating income by $.4 and $.02 million respectively. In addition, in 1997 there was a decrease in shareholder's equity from 1996 due to a $2.0 million change in the foreign currency translation adjustment. Included in the cumulative foreign currency translation adjustment in shareholder's equity is an approximate $.9 million charge related to the Company's investment in and long term intercompany loans to its German subsidiaries and an approximate $1.1 million charge related to its investment in and long term intercompany loans to its Indonesian joint venture. The Company has not historically hedged its foreign currency risk.

         Subsequent to December 31, 1997, the Indonesian Rupiah has significantly declined in value relative to the U.S. dollar. At December 31, 1997, the exchange rate was 5,444 Rupiah to 1 U.S Dollar. Based on the current exchange rate of 10,478 Rupiah to 1 U.S. Dollar at March 11, 1998, first quarter 1998 earnings may be negatively impacted by foreign currency transaction losses of approximately $.5 million.

Results of Operations

         The following table sets forth the items in the Company's consolidated statements of income as percentages of its net sales for the periods indicated:



                                                     Year Ended December 31,
                                                --------------------------------
                                                  1997         1996       1995
                                                ---------    ---------   -------
     Net sales..........................         100.0%       100.0%     100.0%
     Cost of sales......................         (69.7)%      (69.9)%    (72.0)%
                                                ---------    ---------   -------
          Gross margin..................          30.3%        30.1%      28.0%
     Selling, general and administrative
         expenses.......................         (19.5)%      (20.1)%    (18.4)%
                                                ---------    ---------   -------
          Operating income..............          10.8%        10.0%       9.6%
     Interest expense, net..............           8.2%         2.7%       1.3%
     Minority Interest..................           0.1%        (0.2)%      0.0%
                                                ---------    ---------   -------
          Income before income taxes....           2.5%         7.5%       8.3%
    Provision for income taxes..........          (1.1)%       (2.5)%     (3.4)%
                                               ----------    ---------   -------
          Net income....................           1.4%         5.0%       4.9%
                                               ==========    =========   =======


         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

         Net Sales: Net sales increased 19.6% to $142.3 million for 1997 from $119.0 million for 1996, primarily attributable to 1997 acquisitions. The Company experienced sales improvements in its North American operations (23.4% to $103.4 million) compared to $83.8 million in 1996, primarily attributable to increased sales from the Systi-Matic and Cascade acquisitions in the second quarter of 1997 and the four service center acquisitions in the fourth quarter of 1997. The Company experienced sales improvements (10.5% to $38.9 million) in its other operations compared to $35.2 million in 1996, primarily attributable to increased sales from the Rolf Meyer acquisition in the second quarter of 1997, partially offset by the negative translation effects of a weaker German Mark and Indonesian Rupiah. The effects of a weaker German Mark and Indonesian Rupiah in 1997 compared to 1996 rates resulted in a translation effect that reduced 1997 sales by $4.6 million and $.3 million, respectively.

         Gross Profit: Gross profit increased to $43.1 million for 1997 up from $35.9 million for 1996, primarily attributable to the 1997 acquisitions. Gross margin increased slightly to 30.3% for 1997 compared to 30.1% for 1996. The Company experienced gross profit improvements in its North American operations (22.9% to $32.2 million) for 1997 compared to $26.2 million for 1996, although gross margin declined to 31.2% from 31.3%. The increase in gross profit is attributable to the 1997 acquisitions while the slight decline in gross margin is also attributable to the 1997 acquisitions and to the introduction of new products in 1997. The Company also experienced gross profit improvements (12.4% to $10.9 million) in its other operations for 1997 compared to $9.7 million for 1996, and gross margin increased to 28.0% from 27.6%. The gross profit improvement was primarily due to the second quarter Rolf Meyer acquisition offset by to the weaker German Mark and Indonesian Rupiah which had a negative translation effect of $1.3 million and $.1 million on 1997 gross profit respectively. The increase in gross margin was due primarily to the Rolf Meyer acquisition.

         Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were $27.7 million for 1997 compared to $24.0 million for 1996 and decreased to 19.5% of sales from 20.1% of sales for the respective periods. The reduction in SG&A was primarily due to start up costs related to the acquisition of the Chinese joint ventures in 1996 and the Company's strategy of controlling SG&A expenses in a period of sales growth.

         Interest Expense, net: Net interest expense increased to $11.7 million in 1997 from $3.2 in 1996 due to the issuance of $90 million of Notes in connection with the Recapitalization in November 1996, and an increase in borrowings primarily related to the Rolf Meyer acquisition.

         Income Before Income Taxes: As a result of the increase in net interest expense discussed above, income before income taxes of $3.5 million for 1997 was down significantly from $8.9 million for 1996. Excluding the increase in net interest expense of $8.5 million in 1997 over 1996, income before income taxes would have been approximately $12.0 million.

         Income Taxes: The Company's provision for income taxes decreased to $1.5 million for 1997 down from $2.9 million for 1996 while the Company's effective tax rate increased to 42.3% from 32.7% for 1996. The Company's 1996 effective tax rate was favorably affected by increased profits in the Company's European operations for which no tax provision was recorded because of the availability of net operating loss carry forwards ("NOLs"). In 1997, due to the minimal amount of NOLs available ($65,000) to offset European income and additional non-U.S. losses for which no benefits are being recognized because it is more likely than not that they will not be realized in certain non-U.S. jurisdictions, the 1997 effective tax rate exceeds the U.S. statutory rate and the prior year consolidated effective tax rate.

Year Ended December 31, 1996 Compared To Year Ended December 31, 1995

         Net Sales: Net sales increased 11.2% to $119.0 million for 1996 from $107.0 million for 1995. Net sales for the North American operations grew 6.8% to $83.8 million during 1996 from $78.5 million in 1995. The growth in North America was due to the addition of new products, the increase in product sales by its service centers and the acquisition of a service center in July, 1995. Net sales from the Company's other operations increased 23.5% to $35.2 million from $28.5 million primarily attributable to the Company's new China joint ventures, which commenced operations in early 1996 and which had net sales of $5.5 million for 1996.

         Gross Profit: Gross profit increased to $35.9 million for 1996, up from $30.0 million for 1995. Gross margin increased to 30.1% in 1996 compared to 28.0% for 1995. Gross profit from North American operations increased to $26.2 million from $25.5 million, although gross margin declined to 31.3% from 32.5%. The gross margin decline was a result of the increase in raw material pricing in the second half of 1995 which continued to affect the Company in 1996. A substantial portion of the raw material price increase has been passed on to the Company's customers. In addition, gross margin was affected by the incurrence of costs for new products introduced in the second half of 1996. Gross profit from the Company's other operations increased to $9.7 million, up from $4.5 million, and gross margin increased to 27.6% up from 15.8%. The improvement in gross margin was due to new sourcing arrangements at attractive margins and the incurrence of start up costs for the new China joint ventures in 1995.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $24.0 million for 1996 as compared to $19.7 million in 1995 and increased to 20.1% of sales in 1996 from 18.4% of sales in 1995, primarily due to the acquisition of the Chinese joint ventures in 1996, and an unusually low provision for bad debts in the 1995 expenses.

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

         Income Before Income Taxes: Income before income taxes stayed constant at $8.9 million for 1996 primarily due to additional net interest expense of $1.8 million in 1996 over 1995.

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

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. Concurrent with the Recapitalization, the Company entered into a $20.0 million senior credit facility and its German subsidiary entered into a DM 7.5 million senior credit facility. In the third quarter of 1997, the Company's German subsidiary entered into an additional DM 8.5 million senior credit facility. The Company anticipates that its operating cash flow, together with available borrowings of $18.0 million and DM 4,022 under existing credit facilities, will be sufficient to meet its capital requirements. The 11-3/8% Notes impose, and other debt instruments of the Company may impose, various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of December 31, 1997, the Company's total debt and stockholder's deficit was $104.5 million and $19.6 million, respectively.

         Net cash flow from operations aggregated $7.3 million for 1997 as compared to $10.0 million for 1996. The decrease was primarily attributable to a $4.0 million decrease in net income and a $.4 million decrease in working capital, offset by a $.9 million increase in depreciation and amortization, a $.5 increase in deferred income taxes and a $.4 increase in minority interest. Net cash flow from operations aggregated $10.0 million for 1996 as compared to $3.0 million for 1995. The increase was primarily attributable to a $0.8 million increase in net income and a $6.0 million reduction in working capital needs.

         Cash used in investing activities for 1997 was $25.2 million as compared to $9.0 million for 1996 and $3.8 million for 1995. The increased use of cash in 1997 over 1996 is primarily due to a $16.9 million increase in purchases of operations, primarily those in the second quarter of 1997. Major investment projects in 1996 included $1.1 million of equipment acquisitions in China, $974,000 for the construction of a facility in Oregon and $550,000 for the expansion of the Kentucky facility to accommodate an expansion of heat treat and added space for service work.

         Cash provided by financing activities for 1997 was $8.7 million as compared to $1.0 million for 1996 and $4.5 million for 1995. The cash provided by financing activities in 1997 primarily represents a net increase of $9.2 million in notes payable and long term debt due primarily due to the purchase of Rolf Meyer in the second quarter of 1997, offset by a $.6 million decrease in amounts due parent. The cash provided by financing activities in 1996 primarily represents a net increase of $72.4 million in notes payable and long term debt due primarily to the Recapitalization, offset by decreases in amounts due parent of $2.4 million, an increase in debt issuance costs related to the Recapitalization of $4.5 million, and a dividend payment to IKS Holdings as part of the Recapitalization of $64.7 million. Cash provided by financing activities for the year ended December 31, 1995 consisted primarily of long-term borrowings and amounts due to parent and affiliates, offset by dividends paid of $2.4 million.

         The Company is currently involved in active discussions with potential acquisition candidates. If consummated, the consideration for such acquisitions would likely be funded from a combination of the Company's existing cash and cash equivalent balances as well as its borrowing availability under its senior credit facilities. However, any material acquisitions could require the Company to obtain additional sources of financing. There can be no assurance that the Company will consummate any such acquisitions or, if consumated, the timing thereof.

Impact of Recently Issued Accounting Standards

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information which is effective for 1998. The statement requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographical areas in which they operate, and their major customers. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.


Year 2000

The Company has developed preliminary plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems have been assessed and detailed plans have been developed to address systems modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INTERNATIONAL KNIFE & SAW, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                           Page

Report of Independent Auditors.......................................      II-8
Consolidated Balance Sheets as of December 31, 1997 and 1996.........      II-9
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995...................................      II-11
Consolidated Statements of Changes in Shareholder's Equity (Deficit)
  for the years ended December 31, 1997, 1996 and 1995...............      II-12
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995...................................      II-13
Notes to Consolidated Financial Statements...........................      II-14

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
International Knife & Saw, Inc.

         We have audited the accompanying consolidated balance sheets of International Knife & Saw, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Knife & Saw, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Cincinnati, Ohio
March 13, 1998

                International Knife & Saw, Inc. and Subsidiaries

                          Consolidated Balance Sheets




                                                           December 31,
                                                         1997           1996
                                                    ----------------------------
                                                           (in thousands)
Assets
Current assets:
   Cash and cash equivalents                          $  2,349       $ 11,701
   Accounts receivable, trade, less allowances for
      doubtful accounts of $1,480 and $1,500            24,253         19,703
   Inventories                                          29,335         28,546
   Other current assets                                  3,738          2,830
                                                    ----------------------------
Total current assets                                    59,675         62,780

Other assets:
   Goodwill                                             12,087          3,660
   Debt issuance costs                                   3,670          3,967
   Other noncurrent assets                               2,356          2,096
                                                    ----------------------------
                                                        18,113          9,723

Property, plant and equipment-net                       37,486         28,772

                                                    ----------------------------
            Total assets                            $  115,274     $  101,275
                                                    ============================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                          Consolidated Balance Sheets



                                                              December 31,
                                                            1997           1996
                                                   -----------------------------
                                                             (in thousands)
Liabilities and shareholder's deficit
Current liabilities:
   Notes payable                                        $   5,683    $    4,732
   Current portion of long-term debt                        2,218         2,390
   Accounts payable                                         9,707         5,796
   Accrued liabilities                                      8,596         7,586
   Due to parent                                              561         1,523
                                                   -----------------------------
Total current liabilities                                   26,765       22,027

Long-term debt, less current portion                       102,314       92,953
Other liabilities                                            3,415        3,768
                                                    ----------------------------
Total liabilities                                          132,494      118,748

Minority interest                                            2,387        2,171

Shareholder's deficit:
  Common stock,  no par value - authorized - 580,000
      shares;  issued - 526,904 shares;
      outstanding - 481,971 shares                               5            5
   Additional paid-in capital                               10,153       10,153
   Retained deficit                                        (24,098)     (26,146)
   Cumulative foreign currency translation adjustment       (2,235)        (224)
   Treasury stock, at cost                                  (3,432)      (3,432)
                                                     ---------------------------
Total shareholder's deficit                                (19,607)     (19,644)

                                                     ---------------------------
Total liabilities and shareholder's deficit             $  115,274   $   101,275
                                                     ===========================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                       Consolidated Statements of Income




                                             Year Ended December 31,
                                          1997         1996         1995
                                   --------------------------------------------
                                     (in thousands, except per share amounts)

Net sales                           $  142,265      $ 118,996    $  107,030

Cost of sales                           99,176         83,122        77,026
                                   --------------------------------------------
Gross profit                            43,089         35,874        30,004

Selling, general and
 administrative expenses                27,681         23,952        19,734
                                   --------------------------------------------
Operating income                        15,408         11,922        10,270

Other expenses (income):
    Interest income                       (261)          (601)         (411)
    Interest expense                    11,948          3,846         1,827
    Minority interest                      174           (271)            -
                                   --------------------------------------------
                                        11,861          2,974         1,416
                                   --------------------------------------------
Income before income taxes               3,547          8,948         8,854

Provision for income taxes               1,499          2,924         3,606
                                   --------------------------------------------
Net income                         $     2,048    $     6,024   $     5,248
                                   ============================================

Net income per common share        $      4.25    $     12.50   $     10.89

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

      Consolidated Statements of Changes in Shareholder's Equity (Deficit)



                                                                                    Cumulative
                                                                                      Foreign                         Total
                                                         Additional    Retained      Currency                     Shareholder's
                                            Common        Paid-in      Earnings     Translation     Treasury         Equity
                                             Stock        Capital      (Deficit)    Adjustment        Stock         (Deficit)
                                         -------------- ------------- ------------ -------------- -------------- ----------------
                                                                             (in thousands)

Balance at December 31, 1994              $      5       $    8,125   $   29,719    $       317    $  (3,432)     $    34,734
  Net income for the year                                                  5,248                                        5,248
  Foreign currency translation                                                              457                           457
adjustments
  Cash dividends                                                          (2,410)                                      (2,410)
                                         -------------- ------------- ------------ -------------- -------------- ----------------

Balance at December 31, 1995                     5            8,125       32,557            774       (3,432)          38,029
  Net income for the year                                                  6,024                                        6,024
  Goodwill adjustment                                         2,028                                                     2,028
  Foreign currency translation                                                             (998)                         (998)
adjustments
  Cash dividends                                                         (64,727)                                     (64,727)
                                         -------------- ------------- ------------ -------------- -------------- ----------------

Balance at December 31, 1996                     5           10,153      (26,146)          (224)      (3,432)         (19,644)
  Net income for the year                                                  2,048                                        2,048
  Foreign currency translation                                                           (2,011)                       (2,011)
adjustments
                                         -------------- ------------- ------------ -------------- -------------- ----------------

Balance at December 31, 1997              $      5       $   10,153     $(24,098)   $    (2,235)   $  (3,432)     $   (19,607)
                                         ============== ============= ============ ============== ============== ================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                        Year ended December 31,
                                                   1997          1996          1995
                                               ------------------------------------------
                                                             (in thousands)
Operating activities
Net income                                     $      2,048  $      6,024  $    5,248
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    5,606         4,680       3,786
     Deferred income taxes                              699           181         387
     (Gain) loss on sale of fixed assets               (342)         (109)          4
     Minority interest in income (loss) of              174          (271)          -
       subsidiary
     Changes in operating assets and
       liabilities net of effects from
       purchases of operations:
         Accounts receivable                         (1,526)         (990)     (2,176)
         Inventories                                    811           445      (7,271)
         Accounts payable                             1,620        (1,819)      1,544
         Accrued liabilities                         (2,741)        3,112       1,083
         Other                                          933        (1,254)        358
                                               ------------------------------------------
Net cash provided by operating activities             7,282         9,999       2,963

Investing activities
Purchases of operations, net of cash acquired       (17,198)         (282)     (1,488)
Purchases of fixed assets                            (7,734)       (8,157)     (4,663)
Proceeds from sale of fixed assets                      411           166          24
Decrease (increase) in notes receivable and
other assets                                           (662)         (725)      2,344
                                               ------------------------------------------
Net cash used in investing activities               (25,183)       (8,998)     (3,783)

Financing activities
Increase (decrease) in amounts due to parent
and Affiliates                                         (559)       (2,431)      1,308
Increase in notes payable and long-term debt         15,457        92,943       5,596
Repayment of notes payable, lease obligations
and long-term debt                                   (6,257)      (20,509)          -
Cash received from investment                            35           189           -
Debt issuance costs                                       -        (4,500)          -
Dividends paid                                            -       (64,727)     (2,410)
                                               ------------------------------------------
Net cash provided by financing activities             8,676           965       4,494

Effect of exchange rate on cash                        (127)         (538)         25
                                               ------------------------------------------

Increase (decrease) in cash and cash
    equivalents                                      (9,352)        1,428       3,699
Cash and cash equivalents at beginning of year       11,701        10,273       6,574
                                               ------------------------------------------
Cash and cash equivalents at end of year       $      2,349  $     11,701  $   10,273
                                               ==========================================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 (in thousands)


1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of International Knife & Saw, Inc. and its subsidiaries (the "Company"). Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Amortization of Intangibles

Goodwill is being amortized over 10-40 years by the straight-line method. Amortization charged to earnings amounted to $489, $274 and $164 for 1997, 1996 and 1995, respectively. As of December 31, 1997, accumulated goodwill amortization was $1,294.

Debt issuance costs, which originated in 1996, are being amortized over the ten-year life of the related debt by the straight-line method. Amortization of debt issuance costs charged to earnings amounted to $461 and $84 for 1997 and 1996, respectively. As of December 31, 1997, accumulated amortization was $545.

Income Taxes

Deferred taxes are provided for accumulated temporary differences due to basis differences for assets and liabilities for financial reporting and income tax purposes. The Company's temporary differences are due to accelerated depreciation and amortization, allowances for doubtful accounts, expenses not currently deductible, and income not currently taxable.

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

Reclassification

Certain 1996 and 1995 amounts have been reclassified to conform to the current year presentation.

Net Income Per Common Share

Net income per common share is based on the weighted average number of common shares outstanding, which amount has remained unchanged at 481,971 shares for 1997, 1996 and 1995 respectively. The Company does not have any common stock equivalents.

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

2. Recapitalization Transaction

The Company is a wholly owned subsidiary of IKS Corporation ("IKS Holdings").

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

In connection with the Recapitalization, the Company repaid approximately $5.2 million of its existing indebtedness and entered into a new $20.0 million revolving credit facility. In addition, a German subsidiary of the Company repaid approximately $6.2 million of existing indebtedness under its term loan and entered into a new DM7.5 million revolving credit facility.

3. Acquisitions

In October and November, 1997, the Company completed acquisitions of the assets of four strategically located service centers for approximately $1.3 million in cash and a $.1 million promissory note to one of the sellers, subject to post-closing adjustments. The acquisitions were financed from available cash balances. In October, the Company acquired Parker Industrial Tool Company, Nashville, TN; Stafford Grinding Services, Chattanooga, TN; and B&W Industrial Grinding, Inc., Appleton, WI. In November, the Company acquired North Quabbin Saw Shop, Athol, MA. The above acquisitions generate annual sales of approximately $1.4 million and were accounted for by the purchase method. Goodwill totaled $.7 million on these acquisitions.

In June, 1997, the Company purchased the assets of Cascade/Southern Saw Corp. ("Cascade") for $2.3 million in cash, subject to post-closing adjustments. Located in Milwaukie, OR, Cascade is a wood saw and wood saw machinery distributor with annual sales of approximately $7.9 million. The acquisition was accounted for under the purchase method. Goodwill totaled $1.2 million on this acquisition.

In April, 1997, the Company purchased the assets of Rolf Meyer Company ("Rolf Meyer") for DM 8.2 million (approximately $4.7 million) in cash, a promissory note to the seller in the amount of DM 4.3 million (approximately $2.5 million) and DM .4 million (approximately $.2 million) in assumed debt, subject to post-closing adjustments. Headquartered in Germany, Rolf Meyer is a producer and specialist in knives and spare parts for the printing industry, with annual sales of approximately DM 15.0 million (approximately $8.7 million). The acquisition was accounted for under the purchase method and was financed from borrowings under the Company's existing revolving credit facilities. Goodwill totaled $2.5 million on this acquisition.

In April, 1997, the Company purchased the assets of Systi-Matic Company and affiliated entities ("Systi-Matic") for $6.4 million in cash, post-closing contingent payments of $1.2 million for achieving certain annualized earnings levels and $1.1 million in assumed debt, subject to post-closing adjustments.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

3.  Acquisitions (continued)

Headquartered in Seattle, WA, Systi-Matic is the largest U.S. producer of carbide edger saws and the largest independent provider of stock saws for the secondary industry in North America with annual sales of approximately $18.0 million. The acquisition was accounted for under the purchase method and was financed from available cash balances. Goodwill totaled $4.3 million on this acquisition.

Effective January 1, 1996, the Company acquired a 51% interest in two Chinese companies, Shanghai IKS Lida Mechanical Blade Co. Ltd. and Shanghai IKS Mechanical Blade Co. Ltd. for approximately $2.8 million. The Company recorded goodwill of approximately $282 on these acquisitions.

The consolidated financial statements include the results of operations generated by and financial position of the above acquisitions from the dates of acquisition.

4. Inventories

                                                       December 31,
                                                    1997           1996
                                              -----------------------------
   Finished goods                               $  18,118     $   16,813
   Work in process                                  4,036          4,519
   Raw materials and Supplies                       7,181          7,214
                                              =============================
                                                $  29,335     $   28,546
                                              =============================

Inventories include approximately $17,187 in 1997 and $14,167 in 1996 determined by the LIFO method. If the cost of LIFO inventories had been determined by the FIFO method for financial reporting, they would have been approximately $3,042 and $3,568 higher than the amounts reported at December 31, 1997 and 1996, respectively.

5. Property, Plant and Equipment-Net

                                                         December 31,
                                                      1997         1996
                                              ------------------------------

   Land and land improvements                      $   4,119    $   3,566
   Buildings and leasehold improvements               13,385       11,652
   Machinery and equipment                            42,989       32,907
   Furniture and fixtures                              2,950        3,026
   Construction in progress                              217          568
   Motor vehicles                                      2,463        2,761
                                              ------------------------------
                                                      66,123        54,480
   Less: accumulated depreciation                     28,637        25,708
                                              ------------------------------
                                                   $  37,486     $  28,772
                                              ==============================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

5. Property, Plant and Equipment-Net (continued)

Depreciation expense was $4,656, $4,322, and $3,622 for 1997, 1996, and 1995,
respectively. Depreciation is provided for on the straight-line method over the following estimated useful lives:

     Land improvements: 15 years
     Buildings and leasehold improvements:  15 to 40 years
     Machinery and equipment:  5 to 10 years
     Furniture and fixtures:  10 years
     Motor vehicles:  3 to 5 years

6. Notes Payable and Long-Term Debt


                                                                          December 31,
                                                                       1997         1996
                                                             --------------------------------
   Notes payable:
     Notes payable on demand in Deutsche Marks to a
      German bank, issued under revolving credit
      agreements, interest payable quarterly                    $  1,140            $  2,680
     Notes payable on demand in Chinese Renminbi to
      Chinese banks, issued under revolving credit
      agreements, interest payable monthly                         2,468               2,052
     Notes payable on demand in U.S. Dollars to a German
      bank, issued under revolving credit agreements,
      interest payable quarterly                                   2,000                   -
     Other                                                            75                   -
                                                             ---------------------------------
                                                                $  5,683            $  4,732
                                                             =================================
     Long-term debt:
      11-3/8% Senior Subordinated Notes due 2006                 $90,000             $90,000
      Notes payable in Deutsche Marks to a German bank            10,371               3,532
      Notes payable in Chinese Renminbi to Chinese
        banks                                                      1,777               1,811
      Capitalized lease obligations in U.S. dollars to a
         U.S. bank                                                   950                   -
      Promissory note payable in Deutsche Marks to a
        former shareholder of the Rolf Meyer Company               1,434                   -
                                                              --------------------------------
                                                                 104,532              95,343
     Less current portion                                          2,218               2,390
                                                              --------------------------------
                                                                $102,314             $92,953
                                                              ================================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

6. Notes Payable and Long-Term Debt (continued)

The 11-3/8% Notes are senior subordinated indebtedness of the Company ranking pari passu with all other existing and future senior subordinated indebtedness of the Company.

The notes payable of $10,371 have maturities that extend to 2011 at rates of 2.5% to 6.25%. Outstanding borrowings under the Company's senior credit facilities are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. Land and buildings in Germany with a net book value of $3,641 are pledged as collateral for the German revolving credit agreements and the German bank notes payable.

The notes payable of $1,777 mature in 2003 at rates of 7.72% to 9.24% and are non-recourse to the Company. Plant and equipment in China with a net book value of approximately $2,003 are pledged as collateral for the Chinese revolving credit agreements and the Chinese bank note payable.

The capitalized lease obligations of $950 are for capital leases on equipment that have maturities that extend to 2002 at rates of 8.1% to 8.7%. Included in property, plant and equipment-net is equipment under capital lease of $725.

The promissory note payable to a former shareholder of the Rolf Meyer Company is due in two equal, annual installments, on December 31, 1998 and 1999 at an assumed rate of 5%, and is in connection with the Rolf Meyer acquisition.

At December 31, 1997, the Company had revolving credit facilities of $20,000 ($18,000 unused), DM 7,500 (all used) and DM 8,500 (DM 4,022 unused). Fees for these revolving credit arrangements were $34 in 1997 and $8 in 1996.

The short-term notes payable of $1,140 represent short-term bank borrowings at rates from 3.0% to 6.5%.

The short-term notes payable of $2,468 represent short-term bank borrowings at a rate of 9.24%.

The short-term notes payable of $2,000 represent short-term bank borrowings at rates from 6.85% to 6.95%.

At December 31, 1997, amounts due as minimum payments under long-term debt were as follows:

          1998                                  $          2,218
          1999                                             2,851
          2000                                             2,013
          2001                                             2,013
          2002                                             1,850
          Thereafter                                      93,587
                                                ----------------
                                                $        104,532
                                                ================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

6. Notes Payable and Long-Term Debt (continued)

Cash paid for interest amounted to $11,713, $2,434 and $1,809 in the years ended December 31, 1997, 1996 and 1995, respectively.

7. Accrued Liabilities

                                                     December 31,
                                                1997             1996
                                          -----------------------------------

Salaries, wages and bonuses                  $      1,428     $      1,018
Profit sharing and 401(k) plans                     1,413            1,186
Interest                                            1,375            1,601
Other                                               4,380            3,781
                                          ===================================
                                             $      8,596     $      7,586
                                          ===================================

8. Income Taxes

IKS Holdings files a consolidated Federal income tax return that includes the Company. The current and deferred tax expense and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision for United States income taxes is recorded to the intercompany account with IKS Holdings.

Summarized in the following tables are the Company's income before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Income Before Income Taxes                 Year ended December 31,
                                     1997           1996           1995
                                 -------------------------------------------
United States                    $   1,199       $   7,740     $   9,167
Non-U.S.                             2,348           1,208          (313)
                                 ===========================================
                                 $   3,547       $   8,948     $   8,854
                                 ===========================================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

8.  Income Taxes (continued)

Components of Deferred Tax Assets and Liabilities

                                                                                    December 31,
                                                                               1997            1996
                                                                         ----------------------------------
Current deferred tax assets (liabilities):
    Inventories, primarily obsolescence and additional costs
      inventoried for tax purposes                                         $      467      $        307
    Reserve for bad debts                                                         127               162
    Accrued employee benefits                                                     251               150
    Other                                                                         (28)             (173)
                                                                         -----------------------------------
    Total current deferred tax assets                                             817               446

Noncurrent deferred tax (assets) liabilities
    Property, plant, and equipment, primarily differences in
      depreciation methods                                                      2,083             2,014
    Deferred compensation                                                        (166)             (152)
    Goodwill, difference in amortization methods                                  434                 3
    Other                                                                        (112)                -
                                                                         -----------------------------------
    Total noncurrent deferred tax liabilities                                   2,239             1,865
                                                                         -----------------------------------
Net deferred tax liabilities                                               $     1,422       $    1,419
                                                                         ===================================

In 1997, deferred income tax liabilities of $537 related to unrealized losses on intercompany foreign currency transactions of a long-term investment nature are included in shareholder's equity.

Provision for Income Taxes                                                Year Ended December 31,
                                                                -------------------------------------------
                                                                    1997            1996           1995
                                                                -------------------------------------------
Current provision
  Federal                                                         $      436     $    2,340      $    2,771
  State and local                                                         36            296             426
  Foreign                                                                328            107              22
                                                                -------------------------------------------
                                                                         800          2,743           3,219

Deferred (benefit) provision
  Federal                                                               (125)            49             235
  Foreign                                                                824            132             152
                                                                -------------------------------------------
                                                                         699            181             387
                                                                -------------------------------------------
                                                                  $    1,499     $    2,924      $    3,606
                                                                ===========================================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

8. Income Taxes (continued)


The differences between the provision and the amount computed by applying the statutory Federal income tax rate are as follows:

                                                                          Year Ended December 31,
                                                                      1997        1996         1995
                                                               --------------------------------------------

Income before income taxes                                        $    3,547     $  8,948      $  8,854
                                                               ============================================

Tax on above amount at 34%                                        $    1,206     $  3,042      $  3,010
State income taxes                                                        36          195           281
Foreign tax rates different than U.S. statutory rate                     254         (538)           67
Foreign losses without tax benefit                                        90          335           338
Other, net                                                               (87)        (110)          (90)
                                                               --------------------------------------------
Provision for income taxes                                        $    1,499     $  2,924      $  3,606
                                                               ============================================

In 1997 and 1996, the Company's German subsidiary utilized net loss carryforwards to offset current tax payable of approximately $65 and $1,029, respectively. In 1996 and 1995, the Company's Canadian subsidiary utilized a net loss carryforward to offset current tax payable of approximately $106 and $210, respectively.

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated approximately $4,647 at the end of 1997. In the event these earnings were to be repatriated, foreign income tax credits and deductions under existing U.S. federal income tax laws would offset a portion of any additional U.S. tax liability.

9. Employee Benefit Plans

In 1997, the IKS Holdings 401(k) retirement plan was merged into the Company's tax qualified profit sharing plan. The combined plan was renamed the International Knife & Saw, Inc. 401(k) and Profit Sharing Plan. The Company's Canadian subsidiary also has a profit sharing plan for its employees. Profit sharing contributions are determined annually by the respective Boards of Directors. 401 (k) contributions are equal to one-half of employee contributions, up to a maximum of 2% of an employee's annual compensation.

The expense for profit sharing contributions was $1,095 in 1997, $882 in 1996, and $818 in 1995. The Company's matching contributions to the 401(k) plan amounted to $249 in 1997, $225 in 1996 and $202 in 1995.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

9. Employee Benefit Plans (continued)

The Company's German subsidiaries have pension plans covering a majority of their employees who qualify as to age and length of service. Entrance into the plan is at age 30 with defined benefits payable at age 65. Vesting requirements vary dependent on employment category, contracts and years of service requirements which range from five to fifteen years. The following table sets forth the status of the Company's defined pension plan for certain employees in Germany. Consistent with customary practice in Germany, this plan has not been funded. Benefit payments are funded from current operations.


Pension Cost                                                                Year Ended December 31,
                                                                    1997           1995            1996
                                                               ----------------------------------------------

Service cost (benefits earned during the period)                  $       14     $       19      $       18
Interest cost on projected benefit obligation                             93            103             101
Net amortization and deferral                                             13             15              14
                                                               ==============================================
Pension cost                                                      $      120     $      137      $      133
                                                               ==============================================

Funded Status at Year-End                                                           December 31,
                                                                               1997              1996
                                                                          ---------------------------------

Vested benefit obligation                                                   $  1,286         $  1,311
Non-vested benefit obligation                                                    113              120
                                                                          ---------------------------------
Accumulated benefit obligation                                              $  1,399         $  1,431
                                                                          =================================

Projected benefit obligation                                                $  1,413         $   1,445
Unrecognized net loss                                                           (101)               (1)
Unrecognized net obligation                                                     (159)             (197)
Additional minimum liability                                                     246               184
                                                                          ----------------------------------
    Accrued pension cost - included in other liabilities                    $  1,399         $   1,431
                                                                          =================================

Actuarial Assumptions                                                         Year Ended December 31,
                                                                            1997       1996       1995
                                                                         ----------------------------------

Discount rate                                                                6.5%       7.0%       7.5%
Rate of increase in future compensation levels                               2.0%       2.5%       3.0%


Included in other liabilities are amounts for deferred compensation plans for former officers of $450 and $469 at December 31, 1997 and 1996, respectively. The plans provide for a maximum payment of $25 annually to each officer or beneficiary for a period of ten years commencing at retirement or death.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

10. Related Parties

The consolidated financial statements include the following transactions and balances with companies which had been under common controlling ownership with the Company prior to the Recapitalization. Such companies are, and have been since the Recapitalization, controlled by a minority shareholder and board member of IKS Holdings.


                                                                                December 31,
                                                                        1997          1996         1995
                                                                   ----------------------------------------

Other payables to affiliated companies                                 $ (174)      $   (8)      $ (423)
Net interest expense                                                        -          404          158
Purchased administrative and manufacturing services                         -        1,450        1,473
Rental payments to related parties under capital
  lease                                                                     -          259          662


In July, 1996, the Company purchased certain land and buildings formerly under capital lease with related parties for $5,564. The price was based upon appraisals by independent real estate appraisers. No gain or loss was recognized by the Company on this transaction.


11. Operating Leases

Future minimum rentals required under operating leases are as follows:

Year ending December 31             Buildings          Other           Total
--------------------------------------------------------------------------------

1998                               $     439         $      26      $     465
1999                                     295                23            318
2000                                     244                23            267
2001                                     238                20            258
2002                                     143                 2            145

Rent expense was $545 for 1997, $592 for 1996 and $323 for 1995.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

12. Organization

The Company manufactures, markets and services primarily industrial knives and saws internationally, and its customers include distributors, original equipment manufacturers and customers purchasing replacement parts and services. The Company has a leading market share in each of the major sectors it serves: Paper & Packaging; Wood; Metal; and Plastic/Recycling. The Company's operations are principally in the United States, Germany and Canada representing 62%, 22% and 10% of 1997 net sales, respectively. The Company plans to continue its international growth. As a result of the Company's broad product range and numerous applications, no customer accounts for more than 3% of net sales. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Sales of United States operations include export sales of $3,338 in 1997, $4,210 in 1996, and $3,517 in 1995.

The Company's total sales to unaffiliated customers outside the United States were $57,273 in 1997, $51,886 in 1996, and $43,830 in 1995.

The following table summarizes the Company's United States, German, Canadian and other operations.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

12. Organization (continued)

                                                  Year Ended December 31,
                                             1997            1996              1995
-----------------------------------------------------------------------------------------
United States Operations:
  Net sales - Customers              $      88,175    $      71,315         $    67,792
  Interarea transfers                        9,099            5,146               4,054
                                     ----------------------------------------------------
  Total net sales                           97,274           76,461              71,846
  Operating income                          11,228            9,785               9,492
  Assets                                    61,500           45,452              52,158

German Operations:
  Net sales - Customers              $      30,675    $      27,376        $    27,193
  Interarea transfers                        5,337            4,510                340
                                     ----------------------------------------------------
  Total net sales                           36,012           31,886              27,533
  Operating income                           2,585            2,153                (325)
  Assets                                    28,255           20,762              22,042

Canadian Operations:
  Net sales - Customers              $      14,639    $      12,331        $    10,678
  Interarea transfers                          913              578              4,308
                                     ----------------------------------------------------
  Total net sales                           15,552           12,909             14,986
  Operating income                           1,104              632                790
  Assets                                     7,766            7,843              8,698

Other Operations:
  Net sales - Customers              $       8,776    $       7,974         $    1,367
  Interarea transfers                        1,296              355                673
                                     -----------------------------------------------------
  Total net sales                           10,072            8,329              2,040
  Operating income                             709             (546)              (281)
  Assets                                    13,951           13,053              1,253

Eliminations
  Net sales                          $     (16,645)   $     (10,589)        $   (9,375)
  Operating income                            (218)            (102)               594
  Assets                                     3,802           14,165              1,731

Consolidated
  Net sales                          $     142,265    $     118,996         $  107,030
  Operating income                          15,408           11,922             10,270
  Assets                                   115,274          101,275             85,882


                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)


13. Operating Results by Quarter (Unaudited)

                                 ----------------------------------------------------------
                                                       Year ended 1997
                                 ----------------------------------------------------------
                                     Qtr 1          Qtr 2           Qtr 3          Qtr 4
                                 ----------------------------------------------------------

Sales                            $    30,508    $    37,396     $    37,172    $    37,189

Gross profit                           9,614         11,080          10,896         11,499

Net income                               522            488             297            741

Net income per common share             1.08           1.01             .62           1.54


                                 ------------------------------------------------------------
                                                       Year ended 1996
                                 ------------------------------------------------------------
                                     Qtr 1          Qtr 2           Qtr 3          Qtr 4
                                 ------------------------------------------------------------

Sales                            $    30,541    $    29,267     $    29,448    $    29,740

Gross profit                           9,253          8,662           8,593          9,366

Net income                             2,309          1,040           1,503          1,172

Net income per common share             4.79           2.16            3.12           2.43


14. Subsequent Events

In February, 1998, the Company completed the acquisitions of the Atlanta, GA division of K.S.W. Corporation and Sheridan Saw Works, Sheridan, OR for approximately $.4 million in cash, post closing contingent payments of $.1 million for achieving certain annualized earnings levels and a $.1 million promissory note to one the sellers, subject to post-closing adjustments. The service center acquisitions were financed from available cash balances. The above acquisitions generate annual sales of approximately $.5 million and will be accounted for by the purchase method.

Subsequent to December 31, 1997, the Indonesian Rupiah has significantly declined in value relative to the U.S. dollar. At December 31, 1997, the exchange rate was 5,444 Rupiah to 1 U.S Dollar. Based on the current exchange rate of 10,478 Rupiah to 1 U.S. Dollar at March 11, 1998, first quarter 1998 earnings may be negatively impacted by foreign currency transaction losses of approximately $.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable to the registrant for this filing on Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company. Directors serve for a term of one year or until their successors are elected and qualified; officers serve at the discretion of the Board of Directors.


             Name              Age                   Position

     John E. Halloran           52     President, Chief Executive Officer and
                                       Director
     Thomas W. G. Meyer         41     Executive Vice President -- Europe and
                                       Asia
     Richard L. Budke           46     Vice  President  and  General  Manager,
                                       West Coast Operations
     William M. Schult          36     Vice President -- Finance, Chief
                                       Financial Officer, Treasurer and
                                       Secretary
     William R. Underhill       48     Vice President -- Operations
     Paul A. Severt             35     Vice President -- Financial
                                       Reporting/Controller
     David M. Hofmeister        38     Chief Information Officer

     Jeffrey Hansel             42     Vice President -- Sales and Marketing,
                                       North America

     W. Rayburn Connell         57     Vice President -- Service and Sales
                                       Director, North America
     Diether Klingelnberg       53     Director
     James A. Urry              43     Director
     Michael A. Delaney         43     Director
     Richard J. Puricelli       51     Director

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

                                      III-1

         Richard L. Budke, Vice President and General Manager--West Coast Operations. Mr. Budke joined the Company in April 1997 when the Company purchased the assets of the Systi-Matic Company. Mr. Budke held various management positions at Systi-Matic since 1973 and served as President and Chief Executive Officer from 1984 until the sale of Systi-Matic to the Company.

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

         Paul A. Severt, Vice President -- Financial Reporting/Controller. Mr. Severt joined the Company as Vice President - Financial Reporting/Controller in April 1997. Prior to joining the Company, Mr. Severt held various accounting and auditing positions with Ernst & Young with which he was employed for 12 years.

         David M. Hofmeister - Chief Information Officer. Mr. Hofmeister joined the company as Chief Information officer in June 1997. From 1984 to 1997, Mr. Hofmeister worked for E.I.Du Pont de Nemours, holding various management positions in Du Pont's Consolidation Coal and Remington Arms subsidiaries. Prior to working with Du Pont, Mr. Hofmeister worked as a Management Science Analyst for the Gulf Oil Corporation.

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

         W. Rayburn Connell, Vice President, Service and Sales Director, North America. Mr. Connell joined the Company in 1991 as Vice President -- Service and Sales Director. From 1990 to 1991, Mr. Connell was the owner of Connell Distribution and prior to that was the part owner of Austin Saw and Knife, which the Company acquired in 1991. Between 1974 and 1990, Mr. Connell was the Company's sales manager.

         Diether Klingelnberg, Director. Mr. Klingelnberg served as Chief Executive Officer of the Company until March 1996. In addition, he served as Chairman of the Board and Chief Executive Officer of IKS Holdings from itsformation until consummation of the Recapitalization. Mr. Klingelnberg is currently Managing Director of Klingelnberg Beteiligungs-GmbH and is a Director of Clark Material Handling Company, Honsel AG, Oerlikon Gertec AG and the Alfred
H. Schuette Company.

         James A. Urry, Director. Mr. Urry has been with Citibank, N.A. since 1981, serving as a Vice President since 1986. He has been a Vice President of CVC since 1989. He is a Director of AmeriSource Health Corporation, CLARK Material Handling Company, CORT Business Services Corporation, Hancor Holding Corporation, Airxcel, Inc., Palomar Technologies Corporation and York International Corporation.

         Michael A. Delaney, Director. Mr. Delaney has been a Vice President of CVC since 1989. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is a Director of Aetna Industries, Inc., AmeriSource Health Corporation, CLARK Material Handling Company, CORT Business Services Corporation, Delco Remy International, Inc., Enterprise Media Inc., GVC Holdings, JAC Holdings, Palomar Technologies Corporation, SC Processing, Inc., MSX International and Triumph Holdings, Inc.

         Richard J.Puricelli, Director. Mr. Puricelli has been associated with JAC Products since 1995. He became a Director in 1995 and Chairman in 1997. As Chairman, he is responsible for the company's operations that produce approximately $250 million in annual sales and employ approximately 1,500 people in Europe and

                                      III-2

North America. JAC Products is the leading supplier of roof racks and related accessories to automobile OEMs. Mr. Puricelli is also a Director of Aetna Corporation.

Director Compensation and Arrangements

         With the exception of Mr. Puricelli, who receives $4,000 per quarter, it is not currently anticipated that the other directors of the Company will receive compensation for their services as directors. Members of the Board of Directors are elected pursuant to a Securities Purchase and Holders Agreement (the "Stockholders' Agreement") entered into in connection with the Recapitalization among IKS, IKS Holdings and its stockholders. Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows: John E. Halloran (as long as he continues to serve as President of the Company); one individual designated by Diether Klingelnberg, two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Holdings Class A Stock to veto the election of any such independent director.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the compensation received for services rendered in 1997 by (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers of the Company (other than the individual who served as the Company's Chief Executive Officer) in office on December 31, 1997.


                           Summary Compensation Table

                              Annual Compensation
                           -----------------------------
                                                                                                All Other
                                                Salary            Bonus            Other       Compensation
    Name and Principal Position                   ($)              ($)              ($)              ($)
----------------------------------           ------------     ------------     ------------    -------------

John E. Halloran..................               200,000         85,000           29,728(2)      11,661(1)
President and Chief Executive
  Officer

Thomas W.G. Meyer.................               173,100        103,860                --              --
Executive Vice President -- Europe
  and Asia

William M. Schult.................               127,000         45,000                          11,302(3)
Vice President -- Finance, Chief
  Financial Officer, Treasurer and
  Secretary

W. Rayburn Connell................               113,000         41,500                --        11,352(4)
Vice President -- Service and Sales
 Director, North America

William R. Underhill..............               111,000         36,200                --        10,567(5)
Vice President -- Operations


     (1) Includes $3,200 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $461 in group term life insurance premiums.

     (2) Paid by IKS Holdings. Represents additional compensation sufficient to permit Mr. Halloran to pay interest payments to IKS Corp. on a loan made in the amount of income taxes incurred by Mr. Halloran in connection with the securities received by him as a part of the Recapitalization Distribution.

     (3) Includes $3,200 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $102 in group term life insurance premiums.

                                                    III-3


     (4) Includes $3,060 in Company 401(k) contributions, $7,725 in Company Profit Sharing Plan contributions and $567 in group term life insurance premiums.

     (5) Includes $2,995 in Company 401(k) contributions, $7,360 in Company Profit Sharing Plan contributions and $212 in group term life insurance premiums.



Employment Arrangements and Deferred Compensation Agreements

         Thomas Meyer was hired by IKS Klingelnberg GmbH as its Chief Executive Officer pursuant to an Employment Agreement effective January 1, 1993 which, following an automatic extension thereof, and subsequently amended to reflect adjustments for base salary and bonus, expires on December 31, 2000. As compensation, Mr. Meyer receives an annual salary of 300,000 DM and receives certain fringe benefits including an automobile and insurance coverage. Following any termination of Mr. Meyer's employment, Mr. Meyer will be subject to a non-competition covenant for up to two years, in exchange for payment in each year of an amount equal to one-half of Mr. Meyer's most recently agreed upon annual compensation.

         The Company entered into deferred compensation and supplemental retirement agreements with Edward J. Brent, the Company's former CFO, dated November 23, 1981. The agreements provide for a supplemental retirement benefit payable at age 65 equal to $250,000 payable in monthly installments over a period of ten years with any remaining payments to become immediately due and payable upon the death of the employee. Mr. Brent becomes fully vested and may take early retirement without a reduction in benefits at age 62. If the employee dies while employed by the Company, his designated beneficiary will be entitled to a death benefit of $25,000 per year for ten years. In lieu of the benefits described above the Company may at its sole discretion accelerate the payment of benefits to an employee or the employee's beneficiary, if applicable. All benefits under the agreements are forfeited if it is determined that (i) the employee engaged in activity adversely affecting the interests of the Company, or (ii) the employee rendered services to any competitor of the Company.

         Mr. Brent retired as Chief Financial Officer of the Company upon completion of the Recapitalization, and the Company retained Mr. Brent as a part-time employee through September 1997 and paid him a salary of $5,000 per month in connection with services rendered in such capacity.

401(k) and Profit Sharing Plan

         In 1997, the IKS Holdings 401(k) retirement plan was merged into the Company's tax qualified profit sharing plan. The combined plan was renamed the International Knife & Saw, Inc. 401(k) and Profit Sharing Plan. All of the Company's domestic non-unionized employees are eligible to participate after completing one year of service and attaining age 20 1/2. Subject to certain statutory limitations, employees may contribute up to 15 percent of their compensation to the plan on a pre-tax basis. The Company may make discretionary matching contributions equal to a percentage of the employees' pre-tax contributions. However, in determining the amount of matching contributions, only employee pre-tax contributions up to four percent of compensation are taken into account. Employees are fully vested in their benefits under the plan after two years of service.

         In addition to discretionary matching contributions on employees' pre-tax contributions, the Company may also make profit sharing contributions. These contributions are allocated to the accounts of the eligible employees in the same ratio that each eligible employee's compensation for the year bears to the total compensation of all eligible employees for the year. For allocation purposes, the compensation of any employee in excess of $160,000 is disregarded. Employees are fully vested in their benefits under the plan after five years of service. An employee may not receive a distribution of his benefits under the plan until following his termination of employment.

Compensation Committee Interlocks and Insider Participation

         Each of the five current members of the Company's Board of Directors also serve on the compensation committee. See "Item 13. Certain Relationships and Related Transactions" for disclosure with respect to certain relationships of the some of the members of the compensation committee and the Company.

                                      III-4

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

         All of the outstanding capital stock of the Company is currently owned by IKS Holdings. The following table sets forth certain information with respect to the beneficial ownership of the Holdings Preferred Stock and Holdings Common Stock by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Chief Executive Officer of the Company and the other executive officers named in the "Summary Compensation Table" above who are stockholders, and (iv) the directors and executive officers of the Company as a group. Unless otherwise specified, all shares are directly held.


                                                          Number and Percent of Shares
                               --------------------------------------------------------------------------
                                       Holdings                        Holdings            Holdings Class A   Holdings Class B
                               Series A Preferred Stock       Series B Preferred Stock         Stock(1)           Stock(2)
                               ------------------------       ------------------------     -----------------  ----------------
 Name of Beneficial Owner       Number       Percent             Number       Percent       Percent  Percent   Number  Percent
----------------------------   -------       -------             ------       -------       -------  -------   ------  -------
Citicorp Venture Capital Ltd     8,232        68.7%                                         31,406    32.8%    11,234   76.5%
  399 Park Avenue
  New York, New York 10043

Arndt Klingelnberg.........         --          --                                          17,000    17.8%        --      --
IKS Holdings
  1299 Cox Avenue
  Erlanger, KY 41018

Diether Klingelnberg.......         --          --                                          17,000    17.8%        --      --
  IKS Holdings
  1299 Cox Avenue
  Erlanger, KY 41018

John E. Halloran...........         600        5.0%              600            67.6%       10,556    11.0%        --      --
  IKS Holdings
  1299 Cox Avenue
  Erlanger, KY 41018

Thomas W.G. Meyer..........         240        2.0%                                          4,222     4.4%        --      --

William M. Schult..........          48        0.4%               48             5.4%          956     1.0%        --      --

W. Rayburn Connell.........          48        0.4%               48             5.4%          800     0.8%        --      --

William R. Underhill.......          24        0.2%               24             2.7%          600     0.6%        --      --

James A. Urry (3).........           58        0.5%                                            221     0.2%        79      0.5%
Michael Delaney (3).......           58        0.5%                                            221     0.2%        79      0.5%
Richard J. Puricelli......           41        0.4%                                            200     0.2%
All  directors  and executive
officers as a group (13 persons)..1,194       10.0%              797            89.7%       36,342    38.0%     157.3      1.1%


----------

     (1) Does not include shares of IKS Holdings Class A Stock issuable upon conversion of IKS Holdings Class B Stock. See "---Holdings Common Stock".

     (2) Does not include shares of IKS Holdings Class B Stock issuable upon conversion of IKS Holdings Class A Stock. See "---Holdings Common Stock".

     (3) Does not include shares beneficially held by CVC, which may be deemed beneficially owned by Messrs. Delaney and Urry. Messrs. Delaney and Urry disclaim beneficial ownership of shares held by CVC.

                                      III-5

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

         The Stockholders' Agreement also provides for certain additional restrictions on transfer of shares acquired by members of management pursuant to certain employee stock purchase plans adopted by IKS Holdings in 1997 ("Incentive Shares"), including the right of IKS Holdings to repurchase Incentive Shares held by a member of management (a "Participant") upon termination of such Participant's employment prior to 2001, at a formula price, and the grant of a right of first refusal in favor of IKS Holdings in the event a Participant elects to transfer such Incentive Shares of Holdings Common Stock.

Registration Rights Agreement

         In connection with their entry into the Stockholders' Agreement, IKS Holdings, CVC and certain other stockholders of IKS Holdings entered into a Registration Rights Agreement (the "Holdings Registration Rights Agreement"). Pursuant to the Holdings Registration Rights Agreement, upon the written request of CVC, IKS Holdings has agreed to prepare and file a registration statement with the Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such registration statement to become effective. If at any time IKS Holdings files a registration statement for the Holdings Common Stock pursuant to a request by CVC or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to IKS Holdings' employees

                                      III-6
or existing stockholders, or a registration statement registering a unit offering), IKS Holdings will use its best efforts to allow the other parties to the Holdings Registration Rights Agreement to have their shares of Holdings Common Stock (or a portion of their shares under certain circumstances) included in such offering of Holdings Common Stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) are to be paid by IKS Holdings.

Employee Stock Purchase Plans

         In 1997, IKS Holdings adopted a Restricted Stock Plan, pursuant to which Participants were offered the opportunity to purchase Holdings Class A Stock. The Participants were given the opportunity to acquire an aggregate of up to 10% of the Holdings Class A Stock outstanding on a fully-diluted basis.

         IKS Holdings has also adopted an Equity Investment Plan, pursuant to which Participants were offered the opportunity to purchase Holdings Class A Stock, Series A 12% Cumulative Compounding Preferred Stock, par value $.01 per share, and Series B 12% Cumulative Compounding Preferred Stock, par value $.01 per share. The Participants were given the opportunity to acquire an aggregate of up to 1,000 shares of Holdings' Class A Stock, 120 shares of Series A Preferred Stock and 120 shares of Series B Preferred Stock.

         Upon the Participants' purchase of securities under the Restricted Stock Plan or the Equity Investment Plan (the "Plans"), such Participants became subject to the terms and conditions of the Stockholders' Agreement. See "--Stockholders' Agreement." In addition to the restrictions set forth above in the discussion of the Stockholders Agreement, the Stockholders' Agreement also provides the following restrictions with respect to the Participants: (i) the Incentive Shares acquired by a Participant will be subject to repurchase by IKS Holdings or its designee if such Participant's employment with the Company is terminated within five years after acquiring such securities at formula prices which vary based upon the time and circumstance of such termination, (ii) IKS Holdings has a right of first refusal through such date on all securities acquired by a Participant pursuant to a Plan, and (iii) if holders of a majority of Holdings Class A Stock approve a sale of IKS Holdings, Participants will consent to such sale.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the Recapitalization, IKS Holdings entered into a letter agreement with Mr. Halloran pursuant to which IKS Holdings loaned to Mr. Halloran an amount equal to the income taxes which were incurred by him in respect of the securities received by him as a part of the Recapitalization Distribution. The loan is secured by a pledge of the securities and the recourse to the Company for repayment of the loan is limited to the securities. The loan bears interest at the "applicable federal rate" under the Internal Revenue Code of 1986, as amended, and the Company makes payments to Mr. Halloran in amounts sufficient to permit him to pay such interest payments.

         In accordance with certain provisions contained in the documentation governing the Recapitalization, the amount of the Recapitalization Distribution was adjusted upwards by approximately $2.8 million on March 1, 1997, and such amount was paid in cash by the Company to the recipients of the Recapitalization Distribution.

                                      III-7

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements.

         -  Financial Data Schedule (to be completed)

         The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages II-9 through II-28 and II-8, respectively, are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

         -  Report of Independent Auditors
         -  Consolidated Balance Sheets as of December 31, 1997 and 1996.
         - Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995
         - Consolidated Statements of Changes in Shareholder's Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995
         - Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995
         -  Notes to Consolidated Financial Statements.

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

(a)(3)   Exhibits.


        Exhibit
          No.                              Description
        ------- ----------------------------------------------------------------
          3.1   Restated  Certificate  of  Incorporation,  as  amended,  of  the
                Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          4.1 Indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          4.3   Form of 113/8% Senior  Subordinated  Notes due 2006 (included in
                Exhibit  4.1)
          10.1 Purchase Agreement dated October 31, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          10.2 Letter Agreement dated October 8, 1996 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          10.3 Letter Agreement dated October 8, 1996 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          10.4 Agreement and Plan of Recapitalization dated September 17, 1996 among Citicorp Venture Capital Ltd., IKS Holdings"), the stockholders of IKS Corporation and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          10.5 Commercial Lease Contract dated March 1, 1992 between Howard & Howard Real Estate Partnership and IKS Service, Inc., as amended (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
          10.6 Lease dated June 5, 1996 between Century Development Co. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

          10.7  Lease dated July 21, 1995 between 1st American  Management  Co.,
                Inc. and the Company  (incorporated by reference to Exhibit 10.7
                to  the   Company's   Registration   Statement   on  Form   S-4,
                Registration No. 333-17305)
          10.8  Lease Agreement  dated April 17, 1991 between Tate  Engineering,
                Inc. and IKS Eastern Services, Inc., as amended (incorporated by
                reference  to  Exhibit  10.8  to  the   Company's   Registration
                Statement on Form S-4, Registration No. 333-17305)
          10.9  Offer to Lease dated October 25, 1995 between Sigma  Enterprises
                Ltd.  and  IKS  Canadian  Knife  &  Saw  Ltd.  (incorporated  by
                reference  to  Exhibit  10.9  to  the   Company's   Registration
                Statement on Form S-4, Registration No. 333-17305)
          10.10 Industrial  Multiple  Tenancy  Lease dated June 14, 1995 between
                Geary  Investments  Limited "in Trust" and IKS Canadian  Knife &
                Saw Ltd.  (incorporated  by  reference  to Exhibit  10.10 to the
                Company's  Registration  Statement on Form S-4, Registration No.
                333-17305)
          10.11 Lease  dated March 12, 1992  between  Gestion W. & L.  Choiniere
                Inc. and IKS Canadian Knife & Saw Ltd., as amended (incorporated by  reference  to Exhibit  10.11 to the  Company's  Registration
                Statement on Form S-4, Registration No. 333-17305)
          10.12 Joint Venture Company  Contract dated September 24, 1995 between
                IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging
                Machinery  General  Corporation  (incorporated  by  reference to
                Exhibit  10.12 to the Company's  Registration  Statement on Form
                S-4, Registration No. 333-17305)
          10.13 Joint Venture Company  Contract dated September 24, 1995 between
                IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging
                Machinery  General  Corporation  (incorporated  by  reference to
                Exhibit  10.13 to the Company's  Registration  Statement on Form
                S-4, Registration No. 333-17305)
          10.14 Letter  Agreement dated September 23, 1997 between Deutsche Bank and IKS Klingelnberg GmbH  (incorporated by reference to Exhibit
                10.1 to the  Company's  Quarterly  Report on Form 10-Q,  for the
                quarterly  period ended  September  30, 1997,  Registration  No.
                333-17305)
          21.1  Subsidiaries of the Company
          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERNATIONAL KNIFE & SAW, INC.


                                  By: /s/ John E. Halloran
                                      -------------------------------------
                                      John E. Halloran
                                      President and Chief Executive Officer

                                  March, 26, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

     Signature                       Title

/s/ John E. Halloran                 President, Chief Executive
------------------------
John E. Halloran                     Officer and Director (Principal Executive
                                     Officer)


/s/ William M. Schult                Vice President-Finance, Chief Financial
------------------------
William M. Schult                    Officer, Treasurer and Secretary (Principal
                                     Financial and Accounting Officer)


/s/ Diether Klingelnberg             Director
------------------------
Diether Klingelnberg


/s/ James A. Urry                    Director
------------------------
James A. Urry

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         The registrant has not sent the following to security holders: (i) any annual report to security holders covering the registrant's last fiscal year; or (ii) any proxy statements, forms of proxy or other proxy soliciting material wither respect to any annual or other meeting of security holders.

                                                                    SCHEDULE II

                        INTERNATIONAL KNIFE & SAW, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (DOLLARS IN THOUSANDS)


                                                           COL. C
                                                           ------
                                     COL. B                ADDITIONS                         COL. E
                                     ----------            ---------                         -------
                                     BALANCE AT    CHARGED TO                  COL. D        BALANCE
COL. A                               BEGINNING     COSTS AND     OTHER         DEDUCTIONS    AT END
DESCRIPTION                          OF PERIOD     EXPENSES      DESCRIBE      DESCRIBE      OF PERIOD
-----------                          ----------    ----------    ---------     ----------    ---------

YEAR ENDED 1997
Allowance for doubtful                  1,500              297        116(b)        189(c)         1,480
accounts................                                                            244(a)

Allowance for Inventory                 2,327              539         40(b)        185(a)         2,381
Obsolescence.........                                                               340(c)

YEAR ENDED 1996
Allowance for doubtful                  1,105              612          6(a)        298(c)         1,500
accounts...............                                               120(b)         45(a)

Allowance for Inventory                 2,833              572                      127(a)         2,327
Obsolescence.........                                                               951(c)

YEAR ENDED 1995
Allowance for doubtful                  2,084              28          67(b)      1,185(c)         1,105
accounts...............                                                             111(a)
Allowance for Inventory                 3,395             631         178(a)      1,371(c)         2,833
Obsolescence.........


(a) Represents foreign currency translation adjustments during the year.
(b) Consists of reserves of subsidiaries purchased during the year.
(c) Represents amounts charged against the reserves during the year.

                                  EXHIBIT INDEX


          Exhibit
             No.                            Description
          ------- --------------------------------------------------------------

            3.1   Restated  Certificate  of  Incorporation,  as amended,  of the
                  Company  (incorporated  by  reference  to  Exhibit  3.1 to the
                  Company's Registration Statement on Form S-4, Registration No.
                  333-17305)
            3.2   By-laws of the Company  (incorporated  by reference to Exhibit
                  3.2 to the  Company's  Registration  Statement  on  Form  S-4,
                  Registration No. 333-17305)
            4.1   Indenture dated as of November 6, 1996 between the Company and
                  United   States  Trust   Company  of  New  York,   as  Trustee
                  (incorporated  by  reference  to Exhibit 4.1 to the  Company's
                  Registration   Statement   on  Form  S-4,   Registration   No.
                  333-17305)
            4.2   Registration  Rights  Agreement  dated as of  November 6, 1996 among the Company,  Schroder  Wertheim & Co.  Incorporated and
                  Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration
                  No. 333-17305)
            4.3   Form of 113/8% Senior Subordinated Notes due 2006 (included in
                  Exhibit 4.1) 10.1  Purchase  Agreement  dated October 31, 1996 among the Company,  Schroder  Wertheim & Co.  Incorporated and
                  Smith Barney Inc.  (incorporated  by reference to Exhibit 10.1
                  to  the   Company's   Registration   Statement  on  Form  S-4,
                  Registration No. 333-17305)
            10.2  Letter  Agreement dated October 8, 1996 between  Deutsche Bank and the Company  (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration
                  No. 333-17305)
            10.3  Letter  Agreement dated October 8, 1996 between  Deutsche Bank and  IKS  Klingelnberg  GmbH  (incorporated  by  reference  to
                  Exhibit 10.3 to the Company's  Registration  Statement on Form
                  S-4, Registration No. 333-17305)
            10.4  Agreement  and Plan of  Recapitalization  dated  September 17,
                  1996 among Citicorp Venture Capital Ltd., IKS Holdings"),  the stockholders of IKS  Corporation  and certain  stockholders of the Company  (incorporated by reference to Exhibit 10.4 to the
                  Company's Registration Statement on Form S-4, Registration No.
                  333-17305)
            10.5  Commercial Lease Contract dated March 1, 1992 between Howard &
                  Howard Real  Estate  Partnership  and IKS  Service,  Inc.,  as
                  amended  (incorporated  by  reference  to Exhibit  10.5 to the
                  Company's Registration Statement on Form S-4, Registration No.
                  333-17305)
            10.6  Lease dated June 5, 1996 between  Century  Development Co. and the Company  (incorporated by reference to Exhibit 10.6 to the
                  Company's Registration Statement on Form S-4, Registration No.
                  333-17305)
            10.7  Lease dated July 21, 1995 between 1st American Management Co.,
                  Inc.  and the Company  (incorporated  by  reference to Exhibit
                  10.7 to the  Company's  Registration  Statement  on Form  S-4,
                  Registration No. 333-17305)
            10.8  Lease Agreement dated April 17, 1991 between Tate Engineering,
                  Inc. and IKS Eastern Services,  Inc., as amended (incorporated by  reference to Exhibit  10.8 to the  Company's  Registration
                  Statement on Form S-4, Registration No. 333-17305)
            10.9  Offer  to  Lease  dated   October  25,  1995   between   Sigma
                  Enterprises   Ltd.   and  IKS   Canadian   Knife  &  Saw  Ltd.
                  (incorporated  by reference  to Exhibit 10.9 to the  Company's
                  Registration   Statement   on  Form  S-4,   Registration   No.
                  333-17305)
            10.10 Industrial  Multiple Tenancy Lease dated June 14, 1995 between
                  Geary Investments  Limited "in Trust" and IKS Canadian Knife &
                  Saw Ltd.  (incorporated  by reference to Exhibit  10.10 to the
                  Company's Registration Statement on Form S-4, Registration No.
                  333-17305)
            10.11 Lease dated March 12, 1992 between  Gestion W. & L.  Choiniere
                  Inc.   and  IKS  Canadian   Knife  &  Saw  Ltd.,   as  amended
                  (incorporated  by reference to Exhibit  10.11 to the Company's
                  Registration   Statement   on  Form  S-4,   Registration   No.
                  333-17305)
            10.12 Joint  Venture  Company  Contract  dated  September  24,  1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing &
                  Packaging  Machinery  General  Corporation   (incorporated  by
                  reference  to  Exhibit  10.12  to the  Company's  Registration
                  Statement on Form S-4, Registration No. 333-17305)
            10.13 Joint  Venture  Company  Contract  dated  September  24,  1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing &
                  Packaging  Machinery  General  Corporation   (incorporated  by
                  reference  to  Exhibit  10.13  to the  Company's  Registration
                  Statement on Form S-4, Registration No. 333-17305)
            10.14 Letter  Agreement  dated  September 23, 1997 between  Deutsche
                  Bank and IKS Klingelnberg  GmbH  (incorporated by reference to
                  Exhibit 10.1 to the Company's  Quarterly  Report on Form 10-Q,
                  for  the   quarterly   period   ended   September   30,  1997,
                  Registration No. 333-17305)
            21.1  Subsidiaries of the Company
            27    Financial Data Schedule