Form 10-Q
period 1998-03-31
INTERNATIONAL KNIFE & SAW INC
filed 1998-05-14
CIK 1027909

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [|X|] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998
                                                        or
  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.  For the transition period from______ to _______

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

                         Yes |X|             No __

As of April 30, 1998, there were 481,971 shares of the registrant's common stock, no par value, outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index

                                                                       Page No.
          Part  I.  Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                             3

          Consolidated Condensed Statements of Income                       5

          Consolidated Condensed Statements of Cash Flows                   6

          Notes to Consolidated Condensed Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

          Part II.  Other Information

Item 1.   Legal Proceedings                                                14

Item 2.   Change in Securities                                             14

Item 3.   Defaults Upon Senior Securities                                  14

Item 4.   Submission of Matters to a Vote of Security Holders              14

Item 5.   Other Information                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

          (a)  Exhibits                                                    14

          (b)  Reports on Form 8-K                                         14

          Signatures                                                       15

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                                         (in thousands)
                                                                    Mar. 31,       Dec. 31,
                                                                      1998           1997
                                                                 ------------------------------

Assets
Current assets:
    Cash and cash equivalents                                    $      2,976   $      2,349
   Accounts receivable, trade, less allowances for
   doubtful accounts of $1,558 and $1,480                              25,471         24,253
   Inventories                                                         29,684         29,335
   Other current assets                                                 3,529          3,738
                                                                 ---------------------------
Total current assets                                                   61,660         59,675

Other assets:
    Goodwill                                                           12,191         12,087
    Debt issuance costs                                                 3,553          3,670
    Other noncurrent assets                                             2,235          2,356
                                                                 ---------------------------
                                                                       17,979         18,113

Property, plant and equipment-net                                      38,842         37,486

                                                                 ---------------------------
            Total assets                                         $    118,481   $    115,274
                                                                 ===========================


See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                                         (in thousands)
                                                                    Mar. 31,       Dec. 31,
                                                                      1998           1997
                                                                 ------------------------------

Liabilities and Shareholder's deficit
Current liabilities:
   Notes payable                                                 $     4,084      $      5,683
   Current portion of long-term debt                                   2,395             2,218
   Accounts payable                                                   10,671             9,707
   Accrued liabilities                                                12,949             8,596
   Due to parent                                                         595               561
                                                                 -----------------------------
Total current liabilities                                             30,694            26,765

Long-term debt, less current portion                                 101,919           102,314
Other liabilities                                                      3,361             3,415
                                                                 -----------------------------
Total liabilities                                                    135,974           132,494

Minority interest                                                      2,410             2,387

Shareholder's deficit:
   Common stock, no par value - authorized - 580,000 shares;
    Issued - 526,904 shares; outstanding - 481,971 shares                  5                 5
   Additional paid-in capital                                         10,153            10,153
   Retained deficit                                                  (23,444)          (24,098)
   Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustment              (3,185)           (2,235)
   Treasury stock, at cost                                            (3,432)           (3,432)
                                                                 ------------------------------
Total shareholder's deficit                                          (19,903)          (19,607)

                                                                 ------------------------------
Total liabilities and shareholder's deficit                       $  118,481       $   115,274
                                                                 ==============================


See accompanying notes.



                International Knife & Saw, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                                   (Unaudited)


                                                  (in thousands, except per
                                                        share amounts)
                                                      Three months ended
                                                          March 31,
                                                     1998           1997
                                                 -----------------------------


Net sales                                        $   38,703       $   30,508

Cost of sales                                        27,105           20,894
                                                 ---------------------------
Gross Profit                                         11,598            9,614

Selling, general and administrative
  expenses                                            7,412            5,850
                                                  --------------------------
Operating income                                      4,186            3,764

Other expenses (income):
    Interest income                                      (5)            (315)
    Interest expense                                  2,990            3,125
    Minority interest                                    23               (6)
                                                 ----------------------------
                                                      3,008            2,804
                                                 ---------------------------

Income before income taxes                            1,178              960

Provision for income taxes                       ---------------------------
Net income                                              654              522
                                                 ===========================

Net income per common share                       $    1.36       $     1.08

See accompanying notes.

               International Knife & Saw, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                        (in thousands)
                                                                      Three months ended
                                                                           March 31,
                                                                      1998          1997
                                                                  ----------------------------
Operating activities
Net income                                                        $      654      $     522
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                     1,474          1,268
     Loss (gain) on sale of property, plant and equipment                 15            (16)
     Minority interest in income (loss) of subsidiary                     23             (6)
     Changes in operating assets and liabilities net of effects from purchases of operations:
          Accounts receivable                                         (1,157)        (1,925)
          Inventories                                                   (534)          (571)
          Accounts payable                                              (466)           396
          Accrued liabilities                                          4,376          2,992
          Other                                                          595            100
                                                                  ----------    -----------
Net cash provided by operating activities                              4,980          2,760

Investing activities
Purchases of operations, net of cash acquired                           (410)           -
Purchases of property, plant and equipment                            (2,244)          (629)
Proceeds from sale of property, plant and equipment                        2             17
Decrease in notes receivables and other assets                            74            122
                                                                  ----------------------------
Net cash used in investing activities                                 (2,578)          (490)

Financing activities
Increase (decrease) in amounts due to parent                              34         (1,830)
Increase in notes payable and long-term debt                           1,511            234
Repayment of notes payable, lease obligations and long-term debt      (3,307)          (346)
Cash received from investment                                             -              10
                                                                  --------------------------
Net cash used in financing activities                                 (1,762)        (1,932)

Effect of exchange rate changes on cash and cash equivalents             (13)          (148)
                                                                  --------------------------

Increase in cash and cash equivalents                                    627            190
Cash and cash equivalents at beginning of period                       2,349         11,701
                                                                  -------------------------
Cash and cash equivalents at end of period                        $    2,976      $  11,891
                                                                  =========================

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

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1998 and 1997, total comprehensive losses amounted to $296 and $870, including $950 and $1,392 of other comprehensive losses related to foreign currency translation adjustments, net of tax benefits of $761 and $1,168, respectively.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The consolidated condensed Balance Sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

2. Acquisitions

In February, 1998, the Company completed the acquisitions of the Atlanta, GA division of K.S.W. Corporation and Sheridan Saw Works, Sheridan, OR for approximately $400 in cash, post closing contingent payments of $100 for achieving certain annualized earnings levels and a $100 promissory note to one of the sellers, subject to post-closing adjustments. These service center acquisitions were financed from available cash balances. The above acquisitions generate annual sales of approximately $500 and were accounted for by the purchase method. Goodwill totaled $300 on these acquisitions.

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


3. Foreign Currency Risk (continued)

foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. The Company has not historically hedged its foreign currency risk.

4. Notes Payable and Long-Term Debt


                                                                            Mar. 31,            Dec. 31,
                                                                               1998                1997
                                                                        ------------------------------------

    Notes payable:
      Notes payable on demand in Deutsche Marks to German
      banks, issued under revolving credit agreements, interest
        payable quarterly                                                   $     1,534         $     1,140
      Notes payable on demand in Chinese Renminbi to Chinese
        Banks, issued under revolving credit agreements, interest
        payable monthly                                                           2,375               2,468
      Notes payable on demand in U.S. Dollars to a German bank,
        Issued under revolving credit agreements, interest payable
        Quarterly                                                                   -                 2,000
      Other                                                                         175                  75
                                                                            -------------------------------
                                                                            $     4,084          $    5,683
                                                                            ===============================

    Long-term debt:
      11-3/8% Senior Subordinated Notes due 2006                            $    90,000          $   90,000
      Notes payable in Deutsche Marks to a German bank                           10,122              10,371
      Notes payable in Chinese Renminbi to Chinese banks                          1,820               1,777
      Capitalized lease obligations in U.S. dollars to a U.S. bank                  939                 950
      Promissory note payable in Deutsche Marks to a former
        shareholder of the Rolf Meyer Company                                     1,433               1,434
                                                                             ------------------------------

                                                                                104,314             104,532

     Less current portion                                                         2,395               2,218
                                                                             ------------------------------

                                                                             $  101,919          $  102,314
                                                                             ==============================



               International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


4. Notes Payable and Long-Term Debt (continued)

At March 31, 1998, the Company had revolving credit facilities of $20,000 (all unused), DM 7,500 (all used) and DM 8,500 (DM 3,342 unused). A facility fee of 0.25% per annum is charged on the U.S. dollar facility.

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

6. Inventories

                                         Mar. 31,            Dec. 31,
                                           1998                1997
                                    ---------------------------------


     Finished goods                 $      18,843        $     18,118
     Work in process                        3,809               4,036
     Raw materials and supplies             7,032               7,181
                                    ---------------------------------
                                    $      29,684        $     29,335
                                    =================================

7. Organization

The Company's operations are principally in North America representing 73% of net sales for the quarter ended March 31, 1998.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


7. Organization (continued)

The following table summarizes the Company's North American operations and other international operations.

                                                      Three months ended
                                                           March 31,

                                               --------------------------------
                                                    1998               1997
                                               --------------    --------------

     North American Operations
       Net sales - Customers                   $      28,206      $    22,075
       Interarea transfers                                36              156
                                               -------------      -----------
       Total net sales                         $      28,242      $    22,231
       Operating income                                2,942            3,119

     Other International Operations
       Net sales - Customers                   $      10,497      $     8,433
       Interarea transfers                             2,019            1,642
                                               --------------     -----------
       Total net sales                         $      12,516      $    10,075
       Operating income                                1,244              716

     Eliminations
       Net sales                               $      (2,055)     $    (1,798)
       Operating income                                  -                 (5)

     Consolidated
       Net sales                               $      38,703      $    30,508
       Operating income                                4,186            3,830

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Presence outside the U.S.

         The Company's North American operations account for 73% of its net sales and 76% of its operating income. Its other international operations account for the remainder and are located primarily in Europe, 22% of first quarter sales, and to a lesser extent in Asia.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Canadian and Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first quarter of 1998 to the first quarter of 1997, the weaker German Mark and Indonesian Rupiah had the translation effect of decreasing first quarter 1998 sales by $.8 million and $.2 million, respectively, with minimal effect on net earnings. In addition, in the first quarter of 1998 there was a decrease in shareholder's equity from December 31, 1997 due to a $1.0 million change in foreign currency translation adjustment. The Company has not historically hedged its foreign currency risk.

         Subsequent to December 31, 1997, the Indonesian Rupiah has significantly declined in value relative to the U.S. dollar. At December 31, 1997, the exchange rate was 5,444 Rupiah to one U.S. dollar. At March 31, 1998 the rate had increased to 8,376 Rupiah to one U.S. dollar and by April 29, 1998 the rate was 8,166 Rupiah to one U.S. dollar. In the first quarter of 1998, the Company limited its currency exposure by billing the majority of its sales to Indonesian customers in U.S. dollars.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

First  Quarter  ended March 31, 1998  Compared to First  Quarter ended March 31,
1997

         Net Sales: Net sales increased 26.9% to $38.7 million for the first quarter of 1998 from $30.5 million for the first quarter of 1997, primarily attributable to the 1997 acquisitions and partially offset by softness in the wood industry caused by wet weather, pricing pressures from Asian and domestic competitors and a reduction in production capacity resulting from decreased demand in the Asian, western U.S. and Canadian markets. The Company experienced sales improvements in its North American operations (27.6% to $28.2 million) for the first quarter of 1998 compared to the same period in 1997, primarily attributable to the factors noted above. The Company experienced sales improvements (25.0% to $10.5 million) in its other operations for the first quarter of 1998 compared to the same period in 1997. These improvements are attributable to increased sales from the second quarter, 1997 Rolf Meyer acquisition partially offset by the negative translation effects of a weaker German Mark and Indonesian Rupiah. The effects of a weaker German Mark and Indonesian Rupiah in the first quarter of 1998 compared to the same period in 1997 resulted in a translation effect that reduced first quarter 1998 sales by $.8 and $.2 million, respectively.

         Gross Profit: Gross profit increased 20.8% to $11.6 for the first quarter of 1998 up from $9.6 million for the same period in 1997, primarily attributable to the 1997 acquisitions offset by softness in the wood industry caused by wet weather, pricing pressures from Asian and domestic competitors and a reduction in production capacity resulting from decreased demand in the Asian, western U.S. and Canadian markets. Gross margin decreased to 30.0% for the first quarter of 1998 compared to 31.5% for the same period in 1997 primarily attributable to the 1997 acquisitions and softness in the wood industry caused by the factors noted above. The Company experienced gross profit improvements in its North American operations (19.2% to $8.7 million) for the first quarter of 1998 compared to the same period in 1997 primarily attributable to the factors noted above. The Company experienced gross profit improvements (26.1% to $2.9 million) in its other operations for the first quarter of 1998 compared to the same period in 1997, primarily attributable to the Rolf Meyer acquisition.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $7.4 million for the first quarter of 1998 compared to $5.9 million for the same period in 1997 but stayed constant at 19.2% of sales for the respective periods.

         Interest Expense, net: Net interest expense increased to $3.0 million for the first quarter of 1998 from $2.8 million for the same period in 1997 due to higher average debt outstanding in the first quarter of 1998 compared to the first quarter of 1997.

         Income Taxes: The Company's effective tax rate stayed relatively constant at 44.5% for the first quarter of 1998 compared to 45.6% for the same period in 1997.



Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $20.0 million and DM 3,342 under existing credit facilities, will be sufficient to meet its capital requirements. As of March 31, 1998, the Company's total debt and shareholder's deficit was $108.4 million and $19.9 million, respectively.

         Net cash flow provided by operations aggregated $5.0 million for the first quarter of 1998 compared to $2.8 million provided for the same period in 1997. The increase was primarily attributable to a $1.8 million decrease in working capital needs.

         Cash used in investing activities for the first quarter of 1998 was $2.6 million as compared to $.5 million for the same period in 1997. The increased use of cash is primarily due to a $1.6 million increase in fixed asset purchases and the first quarter 1998 acquisitions.

         Cash used by financing activities for the first quarter of 1998 was $1.8 million as compared to a $1.9 million used for the same period in 1997. The cash used by financing activities in the first quarter of 1998 primarily represents a $1.8 million net decrease in debt borrowings while the cash used by financing activities for the first quarter of 1997 primarily represents a decrease in amounts due to parent of $1.8 million.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.
                      Exhibit
                        No.        Description
                      -------      ---------------------------------
                        27         Financial Data Schedule

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         INTERNATIONAL KNIFE & SAW, INC.


                         By: /s/ John E. Halloran
                             ----------------------------------------
                             John E. Halloran
                             President and Chief Executive Officer


                         By: /s/ William M. Schult
                             ----------------------------------------
                             William M. Schult
                             Vice President-Finance, Chief
                         Financial Officer, Treasurer and   Secretary
                         (Principal Financial and  Accounting Officer)

                         May 13, 1998

                                  EXHIBIT INDEX



                      Exhibit
                        No.        Description
                      -------      -----------------------------------
                        27         Financial Data Schedule