Form 10-Q
period 1998-06-30
INTERNATIONAL KNIFE & SAW INC
filed 1998-08-13
CIK 1027909

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.  For the quarterly period ended June 30,1998

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.  For the transition period from______ to _______

                        Commission file number: 333-17305

                         International Knife & Saw, Inc.

             (Exact name of registrant as specified in its charter)

               Delaware                                  57-0697252
     (State or other jurisdiction                     (I.R.S. Employer
        of incorporation or
           organization)
                               Identification No.)

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

                                  Yes |X| No __

As of July 31, 1998, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index


                                                                        Page No.

    Part  I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets                       3

                  Consolidated Condensed Statements of Income                 5

                  Consolidated Condensed Statements of Cash Flows             6

                  Notes to Consolidated Condensed Financial Statements        7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

    Part II.  Other Information

         Item 1.  Legal Proceedings                                          14

         Item 2.  Change in Securities                                       14

         Item 3.  Defaults Upon Senior Securities                            14

         Item 4.  Submission of Matters to a Vote of Security Holders        14

         Item 5.  Other Information                                          14

         Item 6.  (a)  Exhibits                                              14

                  (b)  Reports on 8-K                                        14

                         Signatures                                          15

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                          (in thousands)
                                                                   June 30,      December 31,
                                                                     1998            1997
                                                                 ------------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $     2,415     $    2,349
   Accounts receivable, trade, less allowances for
     doubtful accounts of $1,446 and $1,480                           24,447         24,253
   Inventories                                                        30,319         29,335
   Other current assets                                                3,975          3,738
                                                                 ------------------------------
Total current assets                                                  61,156         59,675

Other assets:
   Goodwill                                                           13,188          12,087
   Debt issuance costs                                                 3,436           3,670
   Other noncurrent assets                                             2,374           2,356
                                                                 ------------------------------
                                                                      18,998         18,113

Property, plant and equipment-net                                     39,273         37,486

                                                                 ==============================
            Total assets                                         $   119,427     $  115,274
                                                                 ==============================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                          (in thousands)
                                                                   June 30,      December 31,
                                                                     1998            1997
                                                                 ------------------------------
Liabilities and Shareholder's deficit
Current liabilities:
   Notes payable                                                 $      7,337     $     5,683
   Current portion of long-term debt                                    2,021           2,218
   Accounts payable                                                    10,116           9,707
   Accrued liabilities                                                  9,141           8,596
   Due to parent                                                          475             561
                                                                 ------------------------------
Total current liabilities                                              29,090          26,765


Long-term debt, less current portion                                  102,633         102,314
Other liabilities                                                       4,471           3,415
                                                                 --------------------------------
Total liabilities                                                     136,194         132,494

Minority interest                                                       2,273           2,387

Shareholder's deficit:
   Common stock, no par value - authorized - 580,000 shares;
     issued - 526,904 shares; outstanding - 481,971 shares                  5               5
   Additional paid-in capital                                          10,153          10,153
   Retained deficit                                                   (22,783)        (24,098)
   Accumulated other comprehensive loss:
     Cumulative foreign currency translation adjustment                (2,983)         (2,235)
   Treasury stock, at cost                                             (3,432)         (3,432)
                                                                 -------------------------------
Total shareholder's deficit                                           (19,040)        (19,607)

                                                                 ================================
Total liabilities and shareholder's deficit                      $    119,427     $   115,274
                                                                 ================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                         (in thousands, except per share amounts)
                                                                        Quarter ended               Six months ended
                                                                           June 30,                     June 30,
                                                                     1998           1997          1998           1997
                                                                 ----------------------------------------------------------


Net sales                                                        $    37,334   $    37,396    $    76,037   $    67,904

Cost of sales                                                         25,676        26,316         52,781        47,210
                                                                 ----------------------------------------------------------
Gross profit                                                          11,658        11,080         23,256        20,694

Selling, general and administrative
  Expenses                                                             7,480         7,071         14,892        12,921
                                                                 ----------------------------------------------------------
Operating Income                                                       4,178         4,009          8,364         7,773

Other expenses (income):
    Interest income                                                      (35)          (83)           (40)         (198)
    Interest expense                                                   3,021         3,122          6,011         6,047
    Minority interest                                                      -            90             23            84
                                                                 ----------------------------------------------------------
                                                                       2,986         3,129          5,994         5,933
                                                                 ----------------------------------------------------------
Income before income taxes                                             1,192           880          2,370         1,840

Provision for income taxes                                               531           392          1,055           830
                                                                 ----------------------------------------------------------
Net income                                                       $       661   $       488    $     1,315   $     1,010
                                                                 ==========================================================

Net income per common share                                      $      1.37   $      1.01    $      2.73   $      2.10


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        (in thousands)
                                                                       Six months ended
                                                                           June 30,
                                                                      1998          1997
                                                                  ---------------------------
Operating activities
Net income                                                        $    1,315   $    1,010
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                     3,024        2,671
     Loss (gain) on sale of property, plant and equipment                 22          (23)
     Minority interest in income of subsidiary                            23           84
     Changes in operating assets and liabilities net of effects from purchases of operations:
         Accounts receivable                                             (87)      (2,529)
         Inventories                                                  (1,252)      (1,550)
         Accounts payable                                               (254)       3,539
         Accrued liabilities                                             398       (4,313)
         Other                                                           400         (707)
                                                                  ---------------------------
Net cash provided (used) by operating activities                       3,589       (1,818)

Investing activities
Purchases of operations, net of cash acquired                         (1,219)     (13,463)
Purchases of property, plant and equipment                            (3,935)      (2,252)
Proceeds from sale of property, plant and equipment                       30           43
Decrease in notes receivable and other assets                             71           33
                                                                  ---------------------------
Net cash used in investing activities                                 (5,053)     (15,639)

Financing activities
Decrease in amounts due to parent                                        (86)      (1,285)
Increase in notes payable and long-term debt                           6,509       13,825
Repayment of notes payable and long-term debt                         (4,828)      (3,628)
Cash received from investees                                               4           19
                                                                  ---------------------------
Net cash provided by financing activities                              1,599        8,931

Effect of exchange rates on cash and cash equivalents                    (69)         (43)
                                                                  ---------------------------

Increase (decrease) in cash and cash equivalents                          66       (8,569)
Cash and cash equivalents at beginning of period                       2,349       11,701
                                                                  ---------------------------
Cash and cash equivalents at end of period                        $    2,415   $    3,132
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

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's deficit. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's deficit to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the six months ended June 30, 1998 and 1997, total comprehensive gains (losses) amounted to $567 and $(47), including $748 and $1,057 of other comprehensive losses related to foreign currency translation adjustments, net of tax benefits of $600 and $869, respectively.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The consolidated condensed Balance Sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

2. Acquisitions

In June, 1998, the Company completed the acquisition of the assets of Valiquet, Inc., Des Plaines, IL, for approximately $800 in cash, $29 in assumed debt, and a $40 promissory note to the seller subject to post closing entries. This service center acquisition was financed from available cash balances. The above acquisition generates annual sales of approximately $1,200 and was accounted for by the purchase method. Goodwill totaled $485 on this acquisition.

In February, 1998, the Company completed the acquisitions of the assets of the Atlanta, GA division of K.S.W. Corporation and Sheridan Saw Works, Sheridan, OR for approximately $400 in cash, post closing contingent payments of $55 for achieving certain annualized earnings levels and a $100 promissory note to one of the sellers, subject to post-closing adjustments. These service center acquisitions were financed from available cash balances. The above acquisitions generate annual sales of approximately $500 and were accounted for by the purchase method. Goodwill totaled $300 on these acquisitions.

The  consolidated   financial  statements  include  the  results  of  operations generated by and financial position of the above acquisitions from the dates of acquisition.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

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

4. Notes Payable and Long-Term Debt

                                                                              June 30,          December 31,
                                                                                1998                1997
                                                                        ---------------------------------------
    Notes payable:
      Notes payable on demand in Deutsche  Marks to German
        banks, issued under revolving credit agreements,
        interest payable quarterly                                        $       1,512       $       1,140
      Notes payable on demand in Chinese Renminbi to Chinese
        banks, issued under revolving credit agreements, interest
        payable monthly                                                           2,271               2,468
      Notes payable on demand in U.S. Dollars to a German bank,
        issued under revolving credit agreements, interest payable
        quarterly                                                                 3,344               2,000
      Other                                                                         210                  75
                                                                        ---------------------------------------
                                                                          $       7,337       $       5,683
                                                                        =======================================
    Long-term debt:
      11-3/8% Senior Subordinated Notes due 2006                          $      90,000       $      90,000
      Notes payable in Deutsche Marks to a German bank                           10,280              10,371
      Notes payable in Chinese Renminbi to Chinese banks                          1,939               1,777
      Capitalized lease obligations in U.S. dollars to a U.S. bank                  923                 950
      Promissory note payable in Deutsche Marks to a former
        shareholder of the Rolf Meyer Company                                     1,483               1,434
      Other                                                                          29                   -
                                                                       ----------------------------------------
                                                                                104,654             104,532

     Less current portion                                                         2,021               2,218
                                                                       ========================================
                                                                          $      102,63       $     102,314
                                                                       ========================================


                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


4. Notes Payable and Long-Term Debt (continued)

At June 30, 1998, the Company had revolving credit facilities of $20,000 ($16,656 unused), DM 7,500 (all used) and DM 8,500 (DM 3,258 unused). A facility fee of 0.25% per annum is charged on the unused portion of the U.S.
dollar facility.

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

6. Inventories

                                                     June 30,        Dec. 31,
                                                       1998           1997
                                                --------------------------------


     Finished goods                              $     19,056     $    18,118
     Work in process                                    4,475           4,036
     Raw materials and supplies                         6,784           7,181
                                                --------------------------------
                                                 $     30,319     $    29,335
                                                ================================

7. Organization

The Company's operations are principally in North America representing 73% of net sales for the six months ended June 30, 1998.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

7. Organization (continued)

The following table summarizes the Company's North American operations and other international operations.

                                                                 Six months ended
                                                                     June 30,

                                                      ----------------------------------------
                                                            1998                  1997
                                                      -----------------    -------------------

     North American Operations
       Net sales - Customers                          $        55,258      $        48,952
       Interarea transfers                                         46                   59
                                                      -----------------    -------------------
       Total net sales                                         55,304               49,011
       Operating income                                         5,958                6,197

     Other International Operations
       Net sales - Customers                          $        20,779      $        18,952
       Interarea transfers                                      3,846                3,668
                                                      -----------------    -------------------
       Total net sales                                         24,625               22,620
       Operating income                                         2,406                1,576

     Eliminations
       Net sales                                      $        (3,892)     $        (3,727)
       Operating income                                             -                    -

     Consolidated
       Net sales                                      $        76,037      $        67,904
       Operating income                                         8,364                7,773


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

Presence outside the U.S.

         The Company's North American operations account for 73% of its net sales and 77% of its operating income. Its other international operations account for the remainder and are located primarily in Europe, 22% of first half sales, and to a lesser extent in Asia.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Canadian and Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first six months of 1998 to the first six months of 1997, the weaker German Mark, Canadian Dollar and Indonesian Rupiah had the translation effect of decreasing first six months 1998 sales by $1.7 million with minimal effect on net earnings. In addition, in the first six months of 1998 there was a decrease in shareholder's equity from December 31, 1997 due to a $.7 million change in foreign currency translation adjustment. The Company has not historically hedged its foreign currency risk.

         Subsequent to December 31, 1997, the Indonesian Rupiah has significantly declined in value relative to the U.S. dollar. At December 31, 1997, the exchange rate was 5,444 Rupiah to one U.S. dollar. At June 30, 1998 the rate had increased to 14,692 Rupiah to one U.S. dollar, but at August 10, 1998 the rate had decreased to 12,975 Rupiah to one U.S. dollar. In 1998, the Company has limited its currency exposure by billing the majority of its sales to Indonesian customers in U.S. dollars.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Second quarter and six months ended June 30, 1998 compared to second quarter and six months ended June 30, 1997

         Net Sales: Net sales remained constant at $37.3 million and increased 12.0% to $76.0 million for the second quarter and first half of 1998, respectively from $37.4 and $67.9 million for the same periods in 1997. Softness in the wood industry caused by wet weather, pricing pressures from Asian and domestic competitors and a reduction in production capacity resulting from decreased demand in the Asian, western U.S. and Canadian markets contributed to the flat second quarter sales and partially offset the first half 1998 increase in net sales attributable to the second quarter 1997 acquisitions. The Company experienced sales improvements in its North American operations of 1.0% and 12.9% to $27.0 million and $55.2 million for the second quarter and first half of 1998, respectively, from $26.9 and $49.0 million for the same periods in 1997. In its other operations, the Company experienced a sales decline of 1.9% and improvement of 9.6% to $10.3 million and $20.8 million for the second quarter and first half of 1998, respectively, from $10.5 and $18.9 million for the same periods in 1997. The effects of a weaker German Mark, Canadian Dollar and Indonesian Rupiah in the first half of 1998 compared to the same period in 1997 resulted in a translation effect that reduced second quarter and first six months 1998 sales by $.5 and $1.7 million, respectively.

         Gross Profit: Gross profit increased 5.2% and 12.4% to $11.7 and $23.3 million for the second quarter and first half of 1998 up from $11.1 and $20.7 million for the same periods in 1997, primarily attributable to the 1997 acquisitions offset by softness in the wood industry caused by wet weather, pricing pressures from Asian and domestic competitors and a reduction in production capacity resulting from decreased demand in the Asian, western U.S. and Canadian markets. Gross margin increased to 31.2% and 30.6% for the second quarter and first half of 1998 compared to 29.6% and 30.5% in the second quarter and first half of 1997. The Company experienced gross profit improvements in its North American operations of 1.7% and 14.6% to $8.9 and $17.6 million for the second quarter and first half of 1998, respectively, from $8.0 and $15.3 million for the same periods in 1997, primarily attributable to the factors noted above. Gross profit for the Company's other operations decreased 2.9% and increased 6.0% to $2.8 and $5.7 million for the second quarter and first half of 1998, respectively, from $3.1 and $5.4 million for the same periods in 1997.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $7.5 and $14.9 million for the second quarter and first half of 1998 as compared to $7.1 and $12.9 million for the same periods in 1997 and increased as a percentage of sales to 20.0% and 19.6% from 18.9% and 19.0% of sales for the respective periods.

         Interest Expense, net: Net interest expense remained constant at $3.0 million for the second quarter of 1998 compared to the same period in 1997, and increased to $6.0 million for the first half of 1998 from $5.8 million for the first half of 1997.

         Income Taxes: The Company's effective tax rate remained relatively constant at 44.5% for the second quarter and first half of 1998 compared to 44.5% and 45.1% for the same periods in 1997.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $16.7 million and DM 3,258 under existing credit facilities, will be sufficient to meet its capital requirements. As of June 30, 1998, the Company's total debt and shareholder's deficit was $112.0 million and $19.2 million, respectively.

         Net cash flow provided by operations aggregated $3.6 million for the first half of 1998 compared to net cash flow used in operations of $1.8 million for the same period in 1997. The increase was primarily attributable to a $4.8 million decrease in working capital needs.

         Cash used in investing activities for the first half of 1998 was $5.1 million compared to $15.6 million for the same period in 1997. The decreased use of cash is primarily due to the acquisitions in the second quarter of 1997.

          Cash provided by financing activities for the first half of 1998 was $1.6 million compared to $8.9 million provided for the same period in 1997. The decrease in cash provided compared to the prior year is primarily due to increased borrowings in 1997 to fund the second quarter 1997 acquisitions.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits.
                      Exhibit
                          No.       Description
                          ---       -----------
                          27        Financial Data Schedule


(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTERNATIONAL KNIFE & SAW, INC.


                               By: /s/ John E. Halloran
                                   ---------------------------------------------
                                   John E. Halloran
                                   President and Chief Executive Officer

                               By: /s/ William M. Schult
                                   ---------------------------------------------
                                   William M. Schult
                                   Vice President-Finance, Chief
                                   Financial Officer, Treasurer and   Secretary
                                   (Principal Financial and  Accounting Officer)

                               August 12, 1998

                                  EXHIBIT INDEX

                      Exhibit
                          No.       Description
                          ---       -----------
                          27        Financial Data Schedule