Form 10-Q
period 1998-09-30
INTERNATIONAL KNIFE & SAW INC
filed 1998-11-12
CIK 1027909

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.
         For the quarterly period ended September 30, 1998

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

                                  Yes |X| No __

As of October 31, 1998, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

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

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)




                                                                            (in thousands)
                                                                    September 30,      December 31,
                                                                         1998              1997
                                                                  -----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                      $    2,903        $    2,349
   Accounts receivable, trade, less allowances for
     doubtful accounts of $1,568 and $1,480                           23,856            24,253
   Inventories                                                        30,607            29,335
   Other current assets                                                4,386             3,738
                                                                  ------------------------------------
Total current assets                                                  61,752            59,675

Other assets:
   Goodwill                                                           13,065            12,442
   Debt issuance costs                                                 3,320             3,670
   Other noncurrent assets                                             2,738             2,356
                                                                  ------------------------------------
                                                                      19,123            18,468

Property, plant and equipment-net                                     41,317            37,131

                                                                  ====================================
            Total assets                                          $  122,192        $  115,274
                                                                  ====================================

See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)



                                                                             (in thousands)
                                                                    September 30,      December 31,
                                                                         1998              1997
                                                                  ------------------------------------
Liabilities and Shareholder's deficit
Current liabilities:
   Notes payable                                                  $      3,882       $     5,683
   Current portion of long-term debt                                     2,163             2,218
   Accounts payable                                                      9,241             9,707
   Accrued liabilities                                                  13,460             8,596
   Due to parent                                                           499               561
                                                                  ------------------------------------

Total current liabilities                                               29,245            26,765


Long-term debt, less current portion                                   103,802           102,314
Other liabilities                                                        4,864             3,415
                                                                  ------------------------------------
Total liabilities                                                      137,911           132,494

Minority interest                                                        2,223             2,387

Shareholder's deficit:
   Common stock, no par value - authorized-580,000 shares;
     issued - 526,904 shares; outstanding - 481,971 shares                   5                 5
   Additional paid-in capital                                           10,153            10,153
   Retained deficit                                                    (22,513)          (24,098)
   Accumulated other comprehensive loss:
     Cumulative foreign currency translation adjustment                 (2,155)           (2,235)
   Treasury stock, at cost                                              (3,432)           (3,432)
                                                                  ------------------------------------

Total shareholder's deficit                                            (17,942)          (19,607)

                                                                  ====================================
Total liabilities and shareholder's deficit                       $    122,192       $   115,274
                                                                  ====================================


See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
                                   (Unaudited)



                                                                           (in thousands, except per share amounts)
                                                                          Quarter ended              Nine months ended
                                                                          September 30,                September 30,
                                                                         1998         1997            1998         1997
                                                                   ----------------------------------------------------------

Net sales                                                          $    35,844   $    37,172    $   111,881   $   105,076

Cost of sales                                                           25,242        26,276         78,023        73,486
                                                                   ----------------------------------------------------------

Gross profit                                                            10,602        10,896         33,858        31,590

Selling, general and administrative
   expenses                                                              7,123         7,421         22,015        20,342
                                                                   ----------------------------------------------------------
Operating income                                                         3,479         3,475         11,843        11,248

Other expenses (income):
    Interest income                                                        (37)          (17)           (77)         (215)
    Interest expense                                                     3,026         2,901          9,037         8,948
    Minority interest                                                        5            54             28           138

                                                                   ----------------------------------------------------------
                                                                         2,994         2,938          8,988         8,871
                                                                   ----------------------------------------------------------

Income before income taxes                                                 485           537          2,855         2,377

Provision for income taxes                                                 215           240          1,270         1,070
                                                                   ----------------------------------------------------------
Net income                                                         $       270   $       297    $     1,585   $     1,307
                                                                   ==========================================================

Net income per common share                                        $       .56   $       .62    $      3.29   $      2.71

See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                         (in thousands)
                                                                        Nine months ended
                                                                          September 30,
                                                                       1998          1997
                                                                   ----------------------------
Operating activities
Net income                                                         $    1,585    $    1,307
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                      4,391         4,052
     Loss (gain) on sale of fixed assets                                   40            (4)
     Minority interest in income of subsidiary                             29           138
     Changes in operating  assets and  liabilities net
     of effects from purchases of operations:
         Accounts receivable                                              543        (2,816)
         Inventories                                                   (1,239)          512
         Accounts payable                                                 265         1,912
         Accrued liabilities                                            3,607           488
         Other                                                            438          (313)
                                                                   ----------------------------
Net cash provided by operating activities                               9,659         5,276

Investing activities
Purchases of operations, net of cash acquired                          (1,288)      (14,842)
Purchases of property, plant and equipment                             (6,290)       (4,567)
Proceeds from sale of property, plant and equipment                       137            85
Decrease in notes receivable and other assets                              42           102
                                                                   ----------------------------
Net cash used in investing activities                                  (7,399)      (19,222)

Financing activities
Decrease in amounts due to parent                                         (86)       (1,739)
Increase in notes payable and long-term debt                            7,370        13,367
Repayment of notes payable and long-term debt                          (9,000)       (4,966)
Cash received from investees                                                4            24
                                                                   ----------------------------
Net cash (used) provided by financing activities                       (1,712)        6,686

Effect of exchange rate on cash and cash equivalents                        5          (100)
                                                                   ----------------------------

Increase (decrease) in cash and cash equivalents                          553        (7,360)
Cash and cash equivalents at beginning of period                        2,350        11,701
                                                                   ----------------------------
Cash and cash equivalents at end of period                          $   2,903     $   4,341
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

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's deficit. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's deficit to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the nine months ended September 30, 1998 and 1997, total comprehensive income (losses) amounted to $1,665 and $(205), including $80 and $(1,512) of other comprehensive gains (losses) related to foreign currency translation adjustments, net of tax benefits of $64 and $(1,237), respectively.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The consolidated condensed Balance Sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

2. Acquisitions

In June, 1998, the Company completed the acquisition of the assets of Valiquet, Inc., Des Plaines, IL, for approximately $800 in cash, $29 in assumed debt, and a $40 promissory note to the seller subject to post-closing entries. This service center acquisition was financed from available cash balances. The above acquisition generates annual sales of approximately $1,200 and was accounted for by the purchase method. Goodwill totaled $528 on this acquisition.

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

4.  Notes Payable and Long-Term Debt



                                                                       September 30,       December 31,
                                                                           1998                1997
                                                                    ----------------------------------------
    Notes payable:
      Notes payable on demand in Deutsche  Marks to German
        banks,  issued under revolving credit agreements,
        interest payable quarterly                                  $    1,528       $       1,140
      Notes payable on demand in Chinese Renminbi to Chinese
        banks, issued under revolving credit agreements, interest
        payable monthly                                                   2,132               2,468
      Notes payable on demand in U.S. Dollars to a German bank,
        issued under revolving credit agreements, interest payable
        quarterly                                                             -               2,000
      Other                                                                 222                  75
                                                                    ----------------------------------------
                                                                    $     3,882       $       5,683
                                                                    ========================================
     Long-term debt:
      11-3/8% Senior Subordinated Notes due 2006                        $90,000            $90,000
      Notes payable in Deutsche Marks to a German bank                   11,253             10,371
      Notes payable in Chinese Renminbi to Chinese banks                  2,221              1,777
      Capitalized lease obligations in U.S. dollars to a U.S. bank          855                950
      Promissory note payable in Deutsche Marks to a former
        shareholder of the Rolf Meyer Company                             1,636              1,434
                                                                    ----------------------------------------
                                                                        105,965            104,532

     Less current portion                                                 2,163              2,218
                                                                    ========================================
                                                                    $   103,802         $  102,314
                                                                    ========================================


At September 30, 1998, the Company had revolving credit facilities of $20,000 (all unused), DM 7,500 (all used) and DM 8,500 (DM 3,256 unused). A facility fee of 0.25% per annum is charged on the unused portion of the U.S. dollar facility.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

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

6. Inventories

                                             September 30,       December 31,
                                                 1998                1997
                                          --------------------------------------

     Finished goods                         $      18,721           $ 18,118
     Work in process                                4,826              4,036
     Raw materials and supplies                     7,060              7,181
                                          --------------------------------------
                                            $      30,607       $     29,335
                                          ======================================

7. Organization

The Company's operations are principally in North America representing 73% of net sales for the nine months ended September 30, 1998.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

7. Organization (continued)

The following table summarizes the Company's North American operations and other international operations.

                                                         Nine months ended
                                                           September 30,

                                          --------------------------------------
                                                1998                  1997
                                          -----------------    -----------------

   North American Operations
     Net sales - Customers                $        81,201      $        76,403
     Interarea transfers                               65                  384
                                          -----------------    -----------------
     Total                                $        81,266      $        76,787
     Operating income                               8,284                9,308

   Other International Operations
     Net sales - Customers                $        30,680      $        28,673
     Interarea transfers                            5,689                5,118
                                          -----------------    -----------------
     Total                                $        36,369      $        33,791
     Operating income                               3,559                2,204

   Eliminations
     Net sales                            $        (5,754)     $        (5,502)
     Operating income                                   -                 (264)

   Consolidated
     Net sales                             $       111,881      $       105,076
     Operating income                               11,843               11,248


8. Subsequent Events

On October 6, 1998 the Company executed an agreement to purchase the shares of Buland company ("Buland S.A.") for 10,000 French Francs (approximately $1,800) in cash and 2,400 French Francs (approximately $200) in assumed debt, subject to post-closing adjustments. Headquartered in France, Buland is a reseller and regrinder of industrial knives for the printing industry and reseller of rotary and flexible dies, with annual sales of 36,000 French Francs (approximately $6,500). The acquisition will be accounted for under the purchase method and was financed from borrowings under the Company's existing revolving credit facilities. Additional consideration is contingent upon Buland achieving certain annual earnings and is payable in 2002.

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

Presence outside the U.S.

         The Company's North American operations account for 73% of its net sales and 76% of its operating income. Its other international operations account for the remainder and are located primarily in Europe, 23% of first nine months sales, and to a lesser extent in Asia.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Canadian and Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first nine months of 1998 to the first nine months of 1997, the weaker German Mark, Canadian Dollar and Indonesian Rupiah had the translation effect of decreasing first nine months 1998 sales by $2.7 million with minimal effect on net earnings. The Company has not historically hedged its foreign currency risk.

         Subsequent to December 31, 1997, the Indonesian Rupiah has significantly declined in value relative to the U.S. dollar. At December 31, 1997, the exchange rate was 5,444 Rupiah to one U.S. dollar. At September 30, 1998 the rate had increased to 10,724 Rupiah to one U.S. dollar, but at November 10, 1998 the rate had decreased to 8,000 Rupiah to one U.S. dollar. In 1998, the Company has limited its currency exposure by billing the majority of its sales to Indonesian customers in U.S. dollars.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Third quarter and nine months ended September 30, 1998 compared to second quarter and nine months ended September 30, 1997

    Net Sales: Net sales decreased 3.6% to $35.8 million and increased 6.5% to $111.9 million for the third quarter and first nine months of 1998, respectively from $37.2 and $105.1 million for the same periods in 1997. Softness in the wood, paper and metal industries caused by pricing pressures from Asian, South American, Russian and domestic competitors and a reduction in production capacity resulting from decreased demand in the Asian, South American, U.S. and Canadian markets contributed to the reduced third quarter sales and partially offset the first nine months 1998 increase in net sales attributable to the second quarter 1997 acquisitions. In addition, the effects of a weaker German Mark, Canadian Dollar and Indonesian Rupiah in the first nine months of 1998 compared to the same period in 1997 resulted in a translation effect that reduced third quarter and first nine months 1998 sales by $1.0 and $2.7 million, respectively. The Company experienced a sales decline in its North American operations of 5.4% and an increase of 6.3% to $26.0 million and $81.2 million for the third quarter and first nine months of 1998, respectively, from $27.5 and $76.4 million for the same periods in 1997. In its other operations, the Company experienced a sales improvement of 2.1% and 7.0% to $9.9 million and $30.7 million for the third quarter and first nine months of 1998, respectively, from $9.7 and $28.7 million for the same periods in 1997.

         Gross Profit: Gross profit decreased 2.7% and increased 7.3% to $10.6 and $33.9 million for the third quarter and first nine months of 1998 compared to $10.9 and $31.6 million for the same periods in 1997. Softness in the wood, paper and metal industries caused by pricing pressures from Asian, South American, Russian and domestic competitors and a reduction in production capacity resulting from decreased demand in the Asian, South American, U.S. and Canadian markets contributed to the reduced third quarter sales and partially offset the first nine months 1998 increase in net sales attributable to the second quarter 1997 acquisitions. Gross margin increased to 29.6% and 30.3% for the third quarter and first nine months of 1998 compared to 29.3% and 30.1% for the same periods in 1997. The Company experienced gross profit decline of 9.4% and improvement of 6.3% to $7.7 and $25.3 million in its North American operations for the third quarter and first nine months of 1998, respectively, from $8.5 and $23.8 million for the same periods in 1997, primarily attributable to the factors noted above. Gross profit for the Company's other operations increased 20.8% and 10.3% to $2.9 and $8.6 million for the third quarter and first nine months of 1998, respectively, from $2.4 and $7.8 million for the same periods in 1997.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $7.1 and $22.0 million for the third quarter and first nine months of 1998 compared to $7.4 and $20.3 million for the same periods in 1997. Selling, general and administrative expenses as a percent of sales decreased and increased slightly to 19.9% and 19.7% from 20.0% and 19.4% for the third quarter and first nine months of 1998 compared to the same periods in 1997.

         Interest Expense, net: Net interest expense increased to $3.0 and $9.0 million for the third quarter and first nine months of 1998 compared to $2.9 and $8.7 million for the same periods in 1997.

         Income Taxes: The Company's effective tax rate remained constant at 44.5% for the third quarter and first nine months of 1998 compared to 44.7% and 45.0% for the same periods in 1997.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $20,000 and DM 3,256 under existing credit facilities, will be sufficient to meet its capital requirements. As of September 30, 1998, the Company's total debt and shareholder's deficit was $109.8 million and $18.0 million, respectively.

         Net cash flow provided by operations aggregated $9.7 million for the first nine months of 1998 compared to $5.3 million for the same period in 1997. The increase was primarily attributable to a $3.9 million decrease in working capital needs.


         Cash used in investing activities for the first nine months of 1998 was $7.4 million compared to $19.2 million for the same period in 1997. The decreased use of cash is primarily due to the acquisitions in the second quarter of 1997, partially offset by increased purchases of property, plant and equipment in 1998.

         Cash used in financing activities for the first nine months of 1998 was $1.7 million compared to $6.7 million provided for the same period in 1997. The decrease in cash provided compared to the prior year is primarily due to increased borrowings in 1997 to fund the second quarter 1997 acquisitions.

Year 2000

         The Year 2000 problem exists because many computer systems and applications use two-digit fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

         In 1996, the Company began to develop a plan to upgrade its information systems to enable it to realize cost savings through centralization of functions that would result in reductions in working capital items such as inventory and accounts receivable. This plan also was developed to assess and resolve Year 2000 compliance issues potentially affecting the Company, both with respect to internal systems and systems on which the Company's major vendors, suppliers, and distributors are reliant. To date, the Company has completed the assessment phase of its internal information systems and an implementation plan to resolve potential problems has been developed. The Company is currently in the process of converting, modifying, and upgrading its systems and software to Year 2000 compliant systems and software, as necessary. The Company believes that about 50% of its critical systems are Year 2000 compliant, and that the remaining critical systems will be compliant by April 1999.

         The Company has also assessed the embedded systems that operate such items as manufacturing, phone, security, heating and air conditioning systems. This assessment was completed by September 30, 1998. Non-compliant embedded systems will be replaced or modified as necessary by April 1999.

         The Company has incurred approximately $1.9 million in costs primarily to upgrade its systems, and to a lesser extent to address Year 2000 issues. The Company estimates costs associated with scheduled system upgrades for the remainder of 1998 and 1999 will approximate $2.0 million, including minor upgrades to address Year 2000 compliance issues. The company anticipates that it will be able to achieve Year 2000 compliance with respect to internal systems and software and embedded systems and does not currently anticipate any material disruption in its business operations to achieve this goal.

          The Company has begun the process of making inquiries and gathering information regarding Year 2000 compliance exposures faced by its principal vendors and suppliers and its major dealers and distributors. The Company has insufficient information at this time to fully assess the degree to which such vendors, suppliers, dealers, and distributors have addressed or are addressing Year 2000 compliance issues, and to fully evaluate the risk of disruption to operations that those businesses might face relating to Year 2000 compliance issues. However, no major part or critical operation of any segment of the Company's business is reliant on a single source for raw materials, supplies, or services, and the Company has multiple distribution channels for most of its products. In the event information presently being gathered indicates that certain vendors, suppliers, or distributors will not be Year 2000 compliant, the Company believes it will be able to find cost-competitive, alternative sources for raw materials, supplies, and services necessary to continue production and distribution.

          The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party year 2000 compliance modification plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation that could have a material impact on its financial position or results of operations.

Item 2. Change in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.
                    Exhibit
                        No.         Description
                    -------       -------------------------
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

                                   November 11, 1998

                                  EXHIBIT INDEX

                    Exhibit
                        No.         Description
                    -------         -----------------------
                        27          Financial Data Schedule