Form 10-K
period 1998-12-31
INTERNATIONAL KNIFE & SAW INC
filed 1999-03-30
CIK 1027909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the year ended December 31, 1998

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
     (State or other jurisdiction                  (I.R.S. Employer
                  of
            incorporation or                     Identification No.)
             organization)

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

         As of January 1, 1999, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

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

                                     PART I
ITEM 1.  BUSINESS

General

        International Knife & Saw, Inc. ("IKS" or the "Company") is a wholly-owned subsidiary of IKS Corporation, a Delaware corporation. The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws, operating in an estimated worldwide market of $1.0 billion. The Company's products, which are consumed in the normal course of machine operation and need resharpening or replacement many times a year, are mounted in industrial machines and are used in virtually every facet of cutting, slitting, chipping and forming of materials. The Company serves the following major market sectors: (i) Wood (43% of 1998 net sales); (ii) Paper & Packaging (40%); (iii) Metal (11%); and (iv) Plastic & Recycling (6%). The Company believes that it has a leading worldwide market share in each of these market sectors and that there is no other company that serves all four such sectors.

         IKS traces its origins to 1814, when Klingelnberg Soehne was founded in Germany as a textile and hardware trading house. Klingelnberg Soehne began manufacturing industrial knives and saws in the early 1900s and by 1940 was serving a variety of product segments. Klingelnberg Soehne expanded its sales into the North American market during the 1960s and subsequently established manufacturing and resharpening operations which were complemented by several strategic acquisitions. The Company was incorporated in 1979, and by 1991 it had acquired the European and North American operations of Klingelnberg Soehne. Since 1991, the Company has expanded its resharpening operations by adding an additional 21 service centers, commenced operations in Asia, Australia and Latin America and expanded its manufacturing operations by acquiring three manufacturing operations.

The Recapitalization

         The Company issued $90 million in aggregate principal amount of 11 3/8% Senior Subordinated Notes due 2006 (the "Notes") on November 6, 1996 under an Indenture, dated as of November 6, 1996 (the "Indenture"), by and between the Company and United States Trust Company of New York, as trustee. The Notes were issued concurrently with the consummation of a recapitalization (the "Recapitalization") of IKS Corporation. Prior to the Recapitalization, all of the issued and outstanding capital stock of IKS Corporation was held by members of the Klingelnberg family and the Company's issued and outstanding capital stock was held approximately 97% by IKS Corporation and approximately 3% by certain executive officers of the Company (the "Existing Management Investors").

        The Recapitalization involved the following transactions: (i) the Existing Management Investors exchanged their holdings of capital stock issued by the Company for capital stock of IKS Corporation, and the Company became a wholly-owned subsidiary of IKS Corporation; (ii) IKS Corporation amended its charter to change its corporate name from "The Klingelnberg Corporation" to "IKS Corporation" and to authorize three classes of capital stock, consisting of preferred stock (the "Corp. Preferred Stock"), voting common stock (the "Corp. Class A Stock") and non-voting common stock (the "Corp. Class B Stock" and, together with the Corp. Class A Stock, the "Corp

Common Stock"); (iii) the issued and outstanding capital stock of IKS Corporation was exchanged for a recapitalization distribution (the "Recapitalization Distribution") which consisted of (a) approximately $86.6 million in cash and (b) Junior Subordinated Debentures of IKS Corporation (the "Corp. Debentures"), Corp. Preferred Stock and Corp. Class A Stock with an aggregate value of approximately $9.4 million issued to Arndt Klingelnberg, Diether Klingelnberg and John E. Halloran; (iv) John E. Halloran and Thomas Meyer, together with certain other key employees of the Company who were not Existing Management Investors (the "New Management Investors" and, together with the Existing Management Investors, the "Management Investors"), purchased Corp. Debentures, Corp. Preferred Stock and Corp. Class A Stock from IKS Corporation for approximately $1.3 million in cash; and (v) Citicorp Venture Capital Ltd. ("CVC") purchased Corp. Debentures, Corp. Preferred Stock and Corp. Common Stock from IKS Corporation for $14.3 million in cash.

         The gross proceeds to the Company from the sale of the Notes, together with the aggregate investment of $15.6 million made in IKS Corporation by John
E. Halloran, Thomas Meyer, the New Management Investors and CVC in connection with the Recapitalization, were used to (i) finance the cash portion of the Recapitalization Distribution (approximately $86.6 million), (ii) repay approximately $11.4 million of outstanding indebtedness referred to below and
(iii) pay approximately $4.5 million of fees and expenses related to the transactions.

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

         In accordance with certain provisions contained in the documentation governing the Recapitalization, the amount of the Recapitalization Distribution was adjusted upwards by approximately $2.8 million in March, 1997, and such amount was paid in cash by the Company to the recipients of the Recapitalization Distribution.

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

Products and Markets

         The Company manufactures and sells its products in four major market sectors including (i) Wood (43% of 1998 net sales); (ii) Paper & Packaging (40%); (iii) Metal (11%); and (iv) Plastic & Recycling (6%). IKS offers an extensive variety of knives and saws which are mounted in industrial machines and are sold across a wide customer base and over numerous industries throughout the world. The Company's knives and saws are consumed in the normal course of machine operation and need resharpening or replacement many times per year.

Wood

         IKS believes it is the largest manufacturer of industrial wood knives and saws with 1998 net sales of approximately $65 million. Industrial wood knives and saws are utilized in applications by companies such as Weyerhauser Co. and Louisiana Pacific Corp. for sawing and chipping of lumber into specific dimensional sizes for use in the housing industry; by companies such as Georgia Pacific Corp., Union Camp Corp. and Boise Cascade Corp. for peeling large diameter logs into veneer for use in the production of plywood, paneling and furniture; and by companies such as Scott Paper Co., Inc. and International Paper Co., Inc. for the production of wood chips used in their pulp mills to produce fine paper, newsprint and craft paper. In addition, the Company's knives are used to cut wood into chips, used for fuel by wood and coal burning power plants as well as generating power and steam for large paper and pulp mills worldwide. Industrial wood cutting knives and saws are consumed in the normal course of operation and due to their rough service applications generally need resharpening as often as every six to eight hours and 50 times over the life of the product. Wood circular and band saws are generally resharpened and retensioned every two weeks and replaced after two years.

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

Paper & Packaging

         The Company believes it is the largest manufacturer of industrial paper & packaging knives with 1998 net sales of approximately $61 million. Among the Company's four major markets, the paper & packaging knife market is the largest and most diverse, with the widest variety of cutting methods. These knives are used in applications by companies such as Kimberly-Clark Corp. and Proctor & Gamble Co. for cutting and perforating tissue paper and paper towels and the production of disposable diapers; by companies such as Frito-Lay, Inc. and M&M Mars, Inc.

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

         Industrial paper knives are generally consumed rapidly in the normal course of operation and can need resharpening as often as once per week and 50 times over the life of the product. The Company has a strong presence in the knife servicing market in North America, capitalizing on the preference of users of paper knives to outsource their knife servicing needs rather than resharpen their knives themselves. Customers often find that the performance of these tools can be better maintained if the sharpening is outsourced to professional service shops having more specialized equipment and technically trained personnel. The Company believes that it has the largest network of Company-owned, strategically located service shops equipped with the IKS Hyperhone system, which system maintains new knife performance throughout the life of a tool and is not available at most other independent or in-house grinding shops. The Company's acquisitions of three strategically located service centers in Tennessee (2) and Wisconsin in the fourth quarter of 1997 and one each in Atlanta, Chicago, France and the Netherlands in 1998, further strengthened its network of service shops. These acquired shops focus primarily on the graphic arts, printing and paper converting industries. Through Company owned service facilities in strategic locations, IKS can offer customers a local supply of consumable cutting tools as well as factory trained service facilities to sharpen and maintain cutting tools for peak performance and productivity. In addition to Company owned service centers, the Company works very closely with independently owned dealers and regrind shops. The Company is continuously expanding its paper knife servicing business by educating paper mills on the benefits of outsourcing their knife resharpening needs to the Company's service centers.

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

Metal

         The Company believes it is the second largest manufacturer of metal knives with 1998 net sales of approximately $16 million. The Company's metal knives are used by steel processing facilities such as Heyco Corp., Edgecomb Metals Co. and Allegheny Ludlum Corp. and metal products manufacturers such as Deere & Co. Inc., Caterpillar, Inc. and Steelcase Corp.; in the cutting, shearing and chopping of steel being produced in steel mills used by companies such as Bethlehem Steel Corp., Rouge Steel Co. and USX Corp.; and in cutting metal sheets and slitting strips from rolls of sheet steel processed by companies such as California Steel Corp. and Joseph T. Ryerson & Son, Inc.

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

         Another method the Company utilizes to maintain its position with its customers of steel slitting knives is its focus on metal knife resharpening centers. Metal knives are consumable and generally need resharpening as often as once per week and as often as 100 times over the life of a product. Although most users of metal knives have expertise in metalworking and typically resharpen their own knives, there is a trend among steel mills in the United States to outsource their resharpening requirements due to the increasing sophistication and tolerance required of metal knives. IKS is capitalizing on this opportunity. The market for industrial metal knives is dependent upon the steel usage by numerous industries including the automotive industry and metal and consumer product manufacturers, such as aluminum can and appliance manufacturers.

Plastic & Recycling

         The Company believes it is the largest manufacturer of industrial plastic & recycling knives with 1998 net sales of approximately $8 million. Industrial plastic granulator knives are used for the manufacture of plastic, typically by companies such as Mobil Chemical Corp. and I.C.I. Americas, Inc. where pelletizing knives are used to cut plastic into small, precise pieces for processing; by companies such as E.I. DuPont de Nemours & Co. for cutting artificial fibers; by companies such as Wellman Inc. for recycling plastic containers; and by companies such as Waste Recovery Corp. for the environmental recycling of styrofoam, rubber and glass. The Company manufactures knives for all of these uses, as well as related knives used to cut computer tape, foil and film by companies such as Alcoa Aluminum Co. of America, Inc. and Eastman Kodak Co. and household products produced by Hasbro Corp. and Rubbermaid Inc.

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

Marketing and Distribution

         The Company is the only industrial knife and saw manufacturer with operations in North America, Europe, Asia, Australia and Latin America and products sold in more than 75 countries. Historically, the Company's sales have been principally in North America and Europe. However the Company has recently expanded operations into the emerging markets of Asia and Latin America, and plans to continue its international growth, entering new geographic markets while broadening existing ones.

         The Company has one of the largest direct salesforces focused on industrial knives and saws. Complementing the Company's knowledgeable worldwide salesforce, the Company has a significant staff of product managers who are experts in their respective fields and are responsible for product coordination among the Company's salespeople, customers and manufacturing operations. The Company concentrates its sales efforts on end-users, which represent 89% of 1998 net sales, through its direct sales force, distributors, agents and Company-owned and independent resharpening service centers. The remaining 11% of the Company's net sales are to original equipment manufacturers ("OEM") manufacturers of cutting machines through its direct sales force.

         In order to better serve its customers, the Company strategically places its inventory around the world to best suit geographical and customer needs. This results in the Company being able to ship most products to the end-users more rapidly than many of its competitors and as a result the Company is often able to command a premium price for its products.

         End-users -- Direct Salesforce and Company-Owned Service Centers. Approximately 64% of the Company's 1998 net sales were direct to end-users through the Company's salesforce and Company-owned service centers, representing approximately 7,500 customer accounts. The Company believes that it has been successful in selling to end-users because of its large and knowledgeable salesforce, broad product offering, customer service, the strategic placement of its inventory and its relationships with OEMs. The Company's salesforce develops close working relationships with end-users, continually providing customers with direct technical support, offering advice about the types of knives, materials and specifications which would be appropriate for their specific machines.

         The  Company is  afforded  additional  direct  access to  end-users  by providing resharpening services to end-users of both its own and its competitors' products through its 21 service centers, fourteen in the United States, three in Canada, one in the Netherlands, one in France, one in Mexico, and one in Chile. In addition to company owned service centers, the Company works very closely in conjunction with a network of independently owned dealers and regrind shops. This enables the Company to create even closer customer relationships which better position it to be the first choice of the end-user when a replacement is needed. Since industrial knives and saws are consumable, and generally need resharpening at least once per week and as often as 50 times over the life of a product, resharpening revenues can be significantly in excess of the cost of the product.

         The resharpening service centers also act as distributors as they sell replacement knives and saws. By owning and operating these service centers, the Company can replace competitors' products with IKS products, including IKS products that the service center may not have previously sold. The Company believes that the number of service center users will continue to increase as a result of an emerging trend toward outsourcing resharpening operations. This outsourcing trend results from end-users implementing overhead reductions and requiring expertise in resharpening blades that are increasingly more sophisticated in materials and design. Such sales are typically high margin sales since end-users will pay a higher price for the Company's technical support resulting in greater satisfaction. In 1998, the Company had approximately $11.7 million in net sales from its resharpening operations.

         End-users -- Distributors and Independent Service Centers. The Company sells approximately 25% of its net sales to end-users through distributors and independent resharpening service centers. The Company's long term relationships with these distributors, agents and independent resharpening service centers complement its salesforce by providing the opportunity to access additional niche markets. The Company will continue to utilize its distribution network to expand its sales reach and carry the IKS products in their inventory, ready to be sold to end-users.

         OEMs. Approximately 11% of IKS' 1998 net sales were directly to a variety of OEM manufacturers. The Company believes it is the leading supplier to the OEM market, placing the original knife or saw in the OEM machine, and has a close relationship with many of the major cutting machine manufacturers worldwide. The Company has developed and maintains these close relationships by providing advice to OEM manufacturers about the types of knives, materials and specifications which would be appropriate for their particular machines. In supplying over 350 OEMs, the Company's market managers have an enhanced ability to identify the needs of its customers and to coordinate the Company's technical capabilities with those needs. As a result, the Company believes that it has greater opportunities to place its products into OEM machines and by doing so provides itself with a competitive advantage in capturing the resultant end-user replacement sales.

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

         Joint Ventures. The Company also maintains its international presence through joint ventures in Asia, Australia, and Latin America. These include two joint ventures which commenced operations in January 1996 with the leading industrial paper cutting machinery manufacturer in China. The Company has a 51% interest in both ventures. The Company's partner in the China joint ventures is Shanghai Printing and Packaging Machinery General Corporation, which currently has approximately an 80% share of the paper knife machine market in China, manufacturing cutting equipment which consumes the Company's paper knives. These joint ventures sell products domestically within China and IKS exclusively exports these products to the rest of the world, providing the Company with a relatively low cost source of supply for resale to its customers. These joint ventures provide a distribution network for the Company to import its products from North America and Europe into the rapidly developing market in China as the economy expands and demands a greater variety of cutting tool products. The Company's other joint venture interests are a 42.5% interest in a distributor and service center in Chile which had net sales of approximately $1.1 million in 1998, a 30% interest in a distributor in the Philippines which had net sales of approximately $.7 million in 1998, and a 45% interest in a distributor in Australia which had net sales of approximately $.6 million in 1998.

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

         In 1996 there was an increase in the number of suppliers of tool steel, and prices for tool steel decreased from the 1995 levels.

Backlog Orders

         As of February 28, 1999, the dollar amount of backlog orders believed by the Company to be firm totaled approximately $37 million. It is expected that a significant portion of all such orders will be filled during 1999. As of February 28, 1998, the dollar amount of backlog orders totaled approximately $38 million.

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

Trademarks and Tradenames

         The Company markets its products under certain trademarks, including "IKS(TM)," "IKS Klingelnberg," "Cascade Southern", "Chromavan," "Chromalit," "Compaflex," "Compalloy," "Durapid," "Duritan," "Dynabloc(TM)," "Dynapren," "Dynatherm," "KeyMatic", "Klirit," "KSFmicroplan," "Novacrom(TM)," "Novador," "QCP," "Quality Cut Knife Maintenance Program and Design," "Rolf Meyer", "SAVE," "Sawyer's Choice," "Stop," "Surekut(TM)," "Systi-Matic", "Tecalloy(TM)," "Tecnolite(TM)," "Tungsten Carbide Quattro," "Diamond Cut," "New Wave," "Dialux," "Ultrid," and "Workalit." In addition, the Company uses the following tradenames: American Custom Metals; Ban-Carb; Buland; Canadian Knife & Saw; Diacarb; AK Vander Wijngaart Beheer; Diacarb Stansvormen; Mayemyton Trading; Durakut; Econokut; Hannaco; Hyperhone; IKS de Mexico; IKS Shanghai; Kodiak; SPS; Tuff-Tip; and Ultrakut.

Employees

         At December 31, 1998, the Company had 1,475 full-time employees. Of such employees, 808 were located in North America, 328 were located in Europe and 339 were located in Asia. The Company considers its relations with its employees to be good.

         The Company's employees are primarily non-union. The Company's Bergisch Born, Germany facility, its China facilities (operated in connection with its joint venture arrangements) and its Systi-Matic facility in Kirkland, Washington are the only facilities which employ union workers. The Company estimates that 45 of its German employees and 68 of its U.S employees are union members. The majority of the 324 employees at the facilities of the two China joint ventures are part of a governmental bargaining unit. The Company considers its relations with the unions to be good.

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

ITEM 2.  PROPERTIES

         The Company is headquartered in Erlanger, Kentucky, located a few miles south of Cincinnati, Ohio. The Company currently owns or leases 30 facilities in North America, Europe, Asia, and Australia that are used for manufacturing, distribution, sales, warehousing and service center activity.

         The following table sets forth the location, square footage and principal functions of each of the Company's facilities.



                        Location                    Approx. Sq. Ft.               Use
              ---------------------------------     ---------------  -------------------------

              North American Facilities
                Florence, SC...................          106,600     Manufacturing/Service
                                                                     Center/Distribution/Sales
              Erlanger, KY (corporate
                   Headquarters)..............            99,700     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Camden, AL.....................           44,700     Manufacturing/Service
                                                                     Center/Distribution/Sales
                McMinnville, OR................           55,000     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Granby, Quebec*................           20,000     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Langley, British Columbia......           19,200     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Elmhurst, IL*..................           18,500     Service Center/Distribution/Sales
                Kirkland,WA *..................           30,000     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Milwaukie, OR *................            8,600     Manufacturing/Service Center
                Hot Springs, AR................            6,700     Distribution/Sales
                Atlanta, GA *..................            3,900     Service Center/Distribution/Sales
                Appleton, WI *.................            5,000     Service Center/Distribution/Sales
                Nashville, TN *................            2,400     Service Center/Distribution/Sales
                Bangor, ME.....................           12,400     Service Center/Distribution/Sales
                Mississauga, Ontario*..........           11,800     Service Center/Distribution/Sales
                West Monroe, LA................            7,500     Service Center/Distribution/Sales
                Richmond, VA *.................            7,400     Service Center/Distribution/Sales
                Mexico City, Mexico*...........            3,500     Service Center/Distribution/Sales
                Statesboro, GA*................            2,700     Service Center/Distribution/Sales
              European Facilities
                Bargteheide, Germany...........           64,500     Manufacturing/Distribution/Sales
                Bergisch Born, Germany.........           56,000     Manufacturing/Distribution/Sales
                Geringswalde, Germany..........           30,700     Manufacturing
                Rotterdam,  the Netherlands....           23,700     Service Center/Distribution/Sales
                Palaiseau, France..............           17,200     Service Center/Distribution/Sales
              Asian Facilities
                Jakarta, Indonesia*............            2,700     Distribution/Sales
                Kuala Lumpur, Malaysia*........            1,000     Distribution/Sales
              Joint Venture Facilities
                Shanghai, China** (51%)........           32,000     Manufacturing/Distribution/Sales
               Coffs Harbour, Austrialia*(45%)             2,000     Distribution/Sales
               Concepcion, Chile (42.5%).......            3,700     Service Center/Distribution/Sales
               Manila, Philippines (30%).......            2,500     Distribution/Sales

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company is a wholly owned subsidiary of IKS Corporation. The Company's common equity is not publicly traded and, accordingly, an established market does not exist for such common equity.

         IKS Corporation has two classes of common equity outstanding as well as two classes of preferred stock. As of March 1, 1999, there were 38 holders of IKS Corporation's outstanding common equity. In August and September 1997, IKS Corporation issued 11,319 shares of Class A Stock, 96 shares of Series A 12% Cumulative Compounding Preferred Stock and 96 shares of Series B 12% Cumulative Compounding Preferred Stock to Participants for total consideration of $305,190. During 1998, IKS Corporation issued 200 shares of Class A Stock, 24 shares of Series A 12% Cumulative Compounding Preferred Stock and 24 shares of Series B 12% Cumulative Compounding Preferred Stock to Participants for total consideration of $50,000. The above securities were purchased under certain employee stock purchase plans in reliance upon the exemptions available under
Section 4 (2) of the Securities Act of 1993, as amended, and Regulation D thereunder. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         On November 6, 1996, IKS Corporation completed the Recapitalization. See "Item 1. Business - The Recapitalization." As part of the Recapitalization, the Company paid a special cash dividend of approximately $63.5 million to IKS Corporation to finance, in part, the cash portion of the Recapitalization Distribution. See "Item 1. Business - The Recapitalization."

         The Notes were issued pursuant to the Indenture, which prohibits the Company from declaring or paying any dividend or making any distribution on account of the Company's equity interests unless certain conditions, as outlined in the Indenture, exist at the time of such payment. The Company is not prohibited from declaring or paying dividends in the form of capital stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1998. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's historical consolidated financial statements, including the notes thereto, included elsewhere herein.


                                                         Year Ended December 31
                                                         (dollars in thousands)
                                         1998         1997         1996         1995       1994
                                     ----------   -----------  -----------  ----------- --------
Operating Data:
Net sales                            $ 150,132    $ 142,265    $ 118,996    $ 107,030   $ 92,447
Cost of sales                          105,020       99,176       83,122       77,026     62,634
                                     ---------    ---------    ---------    ---------   --------
  Gross profit                          45,112       43,089       35,874       30,004     29,813
Selling, general and
  administrative expenses               30,299       27,681       23,952       19,734     19,241
                                     ---------    ---------    ---------    ---------   --------
  Operating income                      14,813       15,408       11,922       10,270     10,572
Interest expense, net                   12,006       11,687        3,245        1,416      1,727
Minority interest                           71          174         (271)           -          -
                                     ---------    ---------    ---------    ---------   --------
Income before income taxes               2,736        3,547        8,948        8,854      8,845
Provision for income taxes               1,146        1,499        2,924        3,606      3,663
                                     ---------    ---------    ---------    ---------   --------
Net income                           $   1,590    $   2,048    $   6,024    $   5,248   $  5,182
                                     =========    =========    =========    =========   ========

Other Data:
EBITDA (1)                           $  20,803    $  20,027    $  17,055    $  14,687   $ 13,542
Net cash provided by operating
  activities                            10,694        7,282        9,999        2,963      6,902
Net cash used in investing
  activities                           (17,687)     (25,183)      (8,998)      (3,783)    (2,251)
Net cash provided by financing
  activities                             6,690        8,676          965        4,494        764
Depreciation and amortization (2)        5,620        5,145        4,596        3,786      3,522
Capital expenditures (3)                 9,320        7,734        8,157        4,663      3,383
Gross margin                              30.0%        30.3%        30.1%        28.0%      32.2%
EBITDA margin                             13.9%        14.1%        14.3%        13.7%      14.6%
EBITDA  including  LIFO charges
  and credits                        $  20,434    $  20,553    $  16,518    $  14,056   $ 14,094

Balance Sheet Data:
Working capital                      $  26,095    $  32,910     $  40,753    $ 32,564   $ 30,687
Total assets                           134,726      115,274       101,275      85,697     72,641
Debt (4)                               122,455      109,265       100,075      23,716     17,055
Shareholders' equity                   (18,093)     (19,607)      (19,644)     38,029     34,734


     (1) EBITDA is defined as operating income plus depreciation and amortization adjusted to exclude LIFO charges (credits) of $370, ($526), $537, $631 and ($552) for the years ended December 31, 1998,
         1997, 1996, 1995 and 1994, respectively. EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The EBITDA measure presented by the Company may not be comparable to similarly titled measures reported by other companies.

     (2) Depreciation and amortization as presented will not agree to the consolidated statement of cash flows because of the amortization of debt issuance costs reported below the operating income line.

     (3) 1998 includes $2,172 of capital expenditures related to the implementation of a new computer system (SAP) and related system software. 1996 includes $1,524 of capital expenditures related to the consolidation of the Company's west coast operations and the expansion of the Cincinnati facility, and $1,105 of capital expenditures related to the expansion of the China joint venture operations.

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

Presence outside the U.S.

         The Company's North American operations accounted for 71% of its 1998 net sales and operating income. The Company's other international operations account for the remainder and are located primarily in Europe, 25% of 1998 sales, and to a lesser extent in Asia.

         Historically,  the  Company  had  focused  its sales  efforts  in North
America and Europe, only recently establishing itself in other areas of the world and has increased sales in these other markets from 1% in 1995 to 4% of 1998 net sales. During 1994, 1995 and 1996, the Company entered into joint ventures to establish itself in these emerging markets.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in Canada and European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Dutch, French, Canadian, Chinese and other Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for 1998 to 1997, the weaker Canadian Dollar and Indonesian Rupiah had the translation effect of decreasing 1998 sales by $.7 million and $.3 million, respectively, with an immaterial impact on 1998 operating income. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges by entering into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to six months.

         At December 31, 1998 the result of a hypothetical 10% adverse change in foreign currency rates would not significantly impact the Company's future results of operations, cash flows or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of the changes in exchange rates, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in the potential change in sales levels or local currency prices.

Results of Operations

         The following table sets forth the items in the Company's consolidated statements of income as percentages of its net sales for the periods indicated:

                                                   Year Ended December 31,
                                               1998         1997          1996
                                            ----------   ----------   ----------
Net sales..............................        100.0%       100.0%       100.0%
Cost of sales..........................        (70.0)%      (69.7)%      (69.9)%
                                            ----------   ----------   ----------
          Gross margin.................         30.0%        30.3%        30.1%
Selling, general and administrative
    expenses...........................        (20.2)%      (19.5)%      (20.1)%
                                            ----------   ----------   ----------
          Operating income.............          9.8%        10.8%        10.0%
Interest expense, net..................          8.0%         8.2%         2.7%
Minority Interest......................          0.0%         0.1%        (0.2)%
                                            ----------   ----------   ----------
          Income before income taxes...          1.8%         2.5%         7.5%
Provision for income taxes.............         (0.8)%       (1.1)%       (2.5)%
                                            ----------   ----------   ----------
          Net income...................          1.0%         1.4%         5.0%
                                            ==========   ==========   ==========


         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

         Net Sales: Net sales increased 5.5% to $150.1 million in 1998 from $142.2 million in 1997, primarily attributable to 1998 and 1997 acquisitions, significantly offset by softness in the wood, paper and metal industries caused by pricing pressures from Asian, South American, Russian and domestic competitors. The Company experienced sales improvements in its North American operations (2.6% to $106.1 million) compared to $103.4 million in 1997, primarily attributable to the above mentioned factors and the negative translation effects of a weaker Canadian dollar that had the effect of decreasing sales by $.7 million. The Company experienced sales improvements (13.1% to $44.0 million) in its other operations compared to $38.9 million in 1997, attributable to increased sales from the Buland and Diacarb acquisitions in the fourth quarter of 1998 which accounted for about half of the increase, and the Rolf Meyer acquisition in the second quarter of 1997, partially offset by the factors noted above.

         Gross Profit: Gross profit increased to $45.1 million in 1998 up from $43.1 million in 1997, primarily attributable to the 1998 and 1997 acquisitions, significantly offset by softness in the wood, paper and metal industries caused by pricing pressures from Asian, South American, Russian and domestic competitors. Gross margin decreased slightly to 30.0% for 1998 compared to 30.3% for 1997. The Company experienced slight gross profit improvements in its North American operations (.6% to $32.4 million) for 1998 compared to $32.2 million for 1997, although gross margin declined to 30.5% from 31.2%. The increase in gross profit and slight decline in gross margin is attributable to the factors noted above. The Company also experienced gross profit improvements (16.5% to $12.7 million) in its other operations for 1998 compared to $10.9 million for 1997, and gross margin increased to 28.9% from 28.0%. The gross profit and gross margin improvement was primarily due to the fourth quarter 1998 acquisitions of Buland and Diacarb and the second quarter 1997 Rolf Meyer acquisition, partially offset by the factors noted above.

         Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were $30.3 million for 1998 compared to $27.7 million for 1997 and increased to 20.2% of sales from 19.5% of sales for the respective periods. The increase in SG&A expenses was primarily due to acquisitions.

         Interest Expense, net: Net interest expense increased to $12.0 million in 1998 from $11.7 in 1997 due to an increase in borrowings primarily related to the Diacarb and Buland acquisitions in the fourth quarter of 1998, and the Rolf Meyer acquisition in the second quarter of 1997.

         Income Taxes: The Company's effective tax rate remained relatively constant at 41.9% compared to 42.3% in 1997.

Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

         Net Sales: Net sales increased 19.6% to $142.3 million in 1997 from $119.0 million in 1996, primarily attributable to 1997 acquisitions. The Company experienced sales improvements in its North American operations (23.4% to $103.4 million) compared to $83.8 million in 1996, primarily attributable to increased sales from the Systi-Matic and Cascade acquisitions in the second quarter of 1997 and the four service center acquisitions in the fourth quarter of 1997. The Company experienced sales improvements (10.5% to $38.9 million) in its other operations compared to $35.2 million in 1996, primarily attributable to increased sales from the Rolf Meyer acquisition in the second quarter of 1997, partially offset by the negative translation effects of a weaker German Mark and Indonesian Rupiah. The effects of a weaker German Mark and Indonesian Rupiah in 1997 compared to 1996 rates resulted in a translation effect that reduced 1997 sales by $4.6 million and $.3 million, respectively.

         Gross Profit: Gross profit increased to $43.1 million in 1997 up from $35.9 million in 1996, primarily attributable to the 1997 acquisitions. Gross margin increased slightly to 30.3% for 1997 compared to 30.1% for 1996. The Company experienced gross profit improvements in its North American operations (22.9% to $32.2 million) for 1997 compared to $26.2 million for 1996, although gross margin declined to 31.2% from 31.3%. The increase in gross profit is attributable to the 1997 acquisitions while the slight decline in gross margin is also attributable to the 1997 acquisitions and to the introduction of new products in 1997. The Company also experienced gross profit improvements (12.4% to $10.9 million) in its other operations for 1997 compared to $9.7 million for 1996, and gross margin increased to 28.0% from 27.6%. The gross profit improvement was primarily due to the second quarter Rolf Meyer acquisition offset by to the weaker German Mark and Indonesian Rupiah which had a negative translation effect of $1.3 million and $.1 million on 1997 gross profit respectively. The increase in gross margin was due primarily to the Rolf Meyer acquisition.

         Selling, General and Administrative Expenses: SG&A expenses were $27.7 million for 1997 compared to $24.0 million for 1996 and decreased to 19.5% of sales from 20.1% of sales for the respective periods. The reduction in SG&A expenses was primarily due to start up costs related to the acquisition of the Chinese joint ventures in 1996 and the Company's strategy of controlling SG&A expenses in a period of sales growth.

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

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments and to complete planned maintenance and expansion expenditures. Concurrent with the
Recapitalization, the Company entered into a $20.0 million senior credit facility and its German subsidiary entered into a DM 7.5 million senior credit facility. In the third quarter of 1997 and the fourth quarter of 1998, the Company's German subsidiary entered into two additional DM 8.5 million senior credit facilities. The Company anticipates that its operating cash flow, together with available borrowings of $15.2 million under existing credit facilities, will be sufficient to meet its capital requirements. The 11-3/8% Notes impose, and other debt instruments of the Company may impose, various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of December 31, 1998, the Company's total long-term debt and shareholder's deficit were $110.5 million and $18.1 million, respectively.

         Net cash flow from operations aggregated $10.7 million for 1998 as compared to $7.3 million for 1997. The increase was primarily attributable to a $2.7 million decrease in working capital compared to 1997. Net cash flow from operations aggregated $7.3 million for 1997 as compared to $10.0 million for 1996. The decrease was primarily attributable to a $4.0 million decrease in net income offset by a $.4 million increase in working capital and a $.4 million increase in minority interest compared to 1996.

         Cash used in investing activities for 1998 was $17.7 million as compared to $25.2 million for 1997 and $9.0 million for 1996. The decreased use of cash in 1998 compared to 1997 is primarily due to a $7.8 million decrease in purchases of operations net of cash acquired. The increased use of cash in 1997 over 1996 was due to a $16.9 million increase in purchases of operations, net of cash acquired.

         Cash provided by financing activities for 1998 was $6.7 million as compared to $8.7 million for 1997 and $1.0 million for 1996. The cash provided by financing activities in 1998 primarily represents a net increase of $7.5 million in notes payable and long term debt due primarily to the acquisitions of Buland and Diacarb in the fourth quarter of 1998, offset by a $.8 million decrease in amounts due to parent. The cash provided by financing activities in 1997 primarily represents a net increase of $9.2 million in notes payable and long-term debt due primarily to the purchase of Rolf Meyer in the second quarter of 1997, offset by a $.6 million decrease in amounts due to parent. The cash provided by financing activities in 1996 primarily represents a net increase of $72.4 million in notes payable and long-term debt due primarily to the Recapitalization, offset by decreases in amounts due to parent of $2.4 million, an increase in debt issuance costs related to the Recapitalization of $4.5 million, and a dividend payment to IKS Corporation as part of the Recapitalization of $64.7 million.

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

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. The statement will require the Company to recognize any derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the new Statement will have a significant effect on its earnings or financial position.

Year 2000

         The Year 2000 problem exists because many computer systems and applications use two-digit fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

         In 1996, the Company began to develop a plan to upgrade its information systems to enable it to realize cost savings through centralization of functions that would result in reductions in working capital items such as inventory and accounts receivable. This plan also was developed to assess and resolve Year 2000 compliance issues potentially affecting the Company, both with respect to internal systems and systems on which the Company's major vendors, suppliers, and distributors are reliant. To date, the Company has completed the assessment phase of its internal information systems and an implementation plan to resolve potential problems has been developed. The Company is currently in the process of converting, modifying, and upgrading its systems and software to Year 2000 compliant systems and software, as necessary. The Company believes that about 75% of its critical systems are Year 2000 compliant, and that the remaining critical systems will be compliant by May 1999.

         The Company has also assessed the embedded systems that operate such items as manufacturing, phone, security, heating and air conditioning systems. This assessment was completed by September 30, 1998. Non-compliant embedded systems will be replaced or modified as necessary by May 1999.

         The Company has incurred approximately $2.9 million in costs primarily to upgrade its systems, and to a lesser extent to address Year 2000 issues. The Company estimates costs associated with scheduled system upgrades for 1999 will approximate $1.7 million, including minor upgrades to address Year 2000 compliance issues. The Company anticipates that it will be able to achieve Year 2000 compliance with respect to internal systems and software and embedded systems and does not currently anticipate any material disruption in its business operations to achieve this goal.

         The Company has made inquiries and gathered information regarding Year 2000 compliance exposures faced by its principal vendors and suppliers, and its major dealers and distributors. No major part or critical operation of any segment of the Company's business is reliant on a single source for raw materials, supplies, or services, and the Company has multiple distribution channels for most of its products. Based on our inquiries, the Company believes that no critical supplier, vendor or distributor will be adversely affected or experience business interruptions due to Year 2000 issues. However, should this occur, the Company believes it will be able to find cost-competitive, alternative sources for raw materials, supplies, and services necessary to continue production and distribution.

         The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party Year 2000 compliance modification plans, and other factors. There can be no guarantee that the Company will be completely successful in its efforts to address Year 2000 issues, or that these estimates will be achieved and actual results could differ materially from these estimates. The Company has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June, 1999 to determine whether such contingency plans are necessary, although at this time the Company knows of no reason its Year 2000 program will not be completed in a timely manner.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by Item 7a is included in Item 7 on page II-3 of this form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INTERNATIONAL KNIFE & SAW, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                                      Page
                                                                                      ----

     Report of Independent Auditors.............................................      II-8
     Consolidated Balance Sheets as of December 31, 1998 and 1997...............      II-9
     Consolidated Statements of Income for the years ended
       December 31, 1998, 1997 and 1996.........................................      II-11
     Consolidated Statements of Changes in Shareholder's Equity (Deficit)
       for the years ended December 31, 1998, 1997 and 1996.....................      II-12
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996.........................................      II-13
     Notes to Consolidated Financial Statements.................................      II-14

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
International Knife & Saw, Inc.

         We have audited the accompanying consolidated balance sheets of International Knife & Saw, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Knife & Saw, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Cincinnati, Ohio
February 26, 1999

                International Knife & Saw, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                             December 31,
                                                          1998           1997
                                                        ----------------------
                                                            (in thousands)
Assets
Current assets:
   Cash and cash equivalents                            $  2,032      $  2,349
   Accounts receivable, trade, less allowances for
      doubtful accounts of $1,780 and $1,480              25,595        24,253
   Inventories                                            30,981        29,335
   Other current assets                                    2,964         3,738
                                                        ----------------------
Total current assets                                      61,572        59,675

Other assets:
   Goodwill                                               18,284        12,087
   Debt issuance costs                                     3,203         3,670
   Other noncurrent assets                                 2,307         2,356
                                                        ----------------------
                                                          23,794        18,113

Property, plant and equipment-net                         49,360        37,486

                                                        ======================
            Total assets                                $134,726      $115,274
                                                        ======================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                                          December 31,
                                                                      1998           1997
                                                                  -----------------------------
                                                                         (in thousands)
Liabilities and shareholder's deficit
 Current liabilities:
   Notes payable                                                  $     12,667    $    5,683
   Current portion of long-term debt                                     2,555         2,218
   Accounts payable                                                      9,546         9,444
   Accrued liabilities                                                  10,958         8,859
   Due (from) to parent                                                   (249)          561
                                                                  -----------------------------
Total current liabilities                                               35,477        26,765

Long-term debt, less current portion                                   107,954       102,314
Other liabilities                                                        7,004         3,415
                                                                  -----------------------------
Total liabilities                                                      150,435       132,494

Minority interest                                                        2,384         2,387

Shareholder's deficit:
   Common stock,  no par value - authorized - 580,000
     shares;  issued - 526,904
     shares; outstanding - 481,971 shares                                    5             5
   Additional paid-in capital                                           10,153        10,153
   Retained deficit                                                    (22,508)      (24,098)
   Accumulated other comprehensive loss                                 (2,311)       (2,235)
   Treasury stock, at cost                                              (3,432)       (3,432)
                                                                  -----------------------------
Total shareholder's deficit                                            (18,093)      (19,607)

                                                                  -----------------------------
Total liabilities and shareholder's deficit                       $    134,726  $    115,274
                                                                  =============================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                  Year Ended December 31,
                                            1998          1997           1996
                                         ---------------------------------------
                                        (in thousands, except per share amounts)

Net sales                                $ 150,132     $ 142,265     $ 118,996

Cost of sales                              105,020        99,176        83,122
                                         -------------------------------------
Gross profit                                45,112        43,089        35,874

Selling, general and administrative
  expenses                                  30,299        27,681        23,952
                                         -------------------------------------
Operating income                            14,813        15,408        11,922

Other expenses (income):
    Interest income                           (175)         (261)         (601)
    Interest expense                        12,181        11,948         3,846
    Minority interest                           71           174          (271)
                                         -------------------------------------
                                            12,077        11,861         2,974
                                         -------------------------------------
Income before income taxes                   2,736         3,547         8,948

Provision for income taxes                   1,146         1,499         2,924
                                         -------------------------------------
Net income                               $   1,590     $   2,048     $   6,024
                                         =====================================

Net income per common share              $    3.30     $    4.25     $   12.50

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

      Consolidated Statements of Changes in Shareholder's Equity (Deficit)



                                                                                     Accumulated                       Total
                                                       Additional     Retained          Other                      Shareholder's
                                            Common       Paid-in      Earnings      Comprehensive     Treasury        Equity
                                            Stock        Capital      (Deficit)     Income (Loss)       Stock        (Deficit)
                                          ----------- -------------- ------------ ------------------ ------------ ----------------
                                                                              (in thousands)

Balance at December 31, 1995                 $   5       $  8,125     $  32,557       $    774        $ (3,432)     $   38,029
  Net income for the year                                                 6,024                                          6,024
  Foreign currency translation
    adjustments                                                                            (998)                          (998)
                                                                                                                      ------------
  Total comprehensive income                                                                                             5,026
  Goodwill adjustment                                       2,028                                                        2,028
  Cash dividends                                                        (64,727)                                       (64,727)
                                          ----------- -------------- ------------- ----------------- ------------ ----------------

Balance at December 31, 1996                     5         10,153       (26,146)          (224)         (3,432)        (19,644)
  Net income for the year                                                 2,048                                          2,048
  Foreign currency translation
    adjustments, net of tax of $53                                                      (2,011)                         (2,011)
                                                                                                                  ----------------
  Total comprehensive income                                                                                                37
                                          ----------- -------------- ------------- ----------------- ------------ ----------------

Balance at December 31, 1997                     5         10,153       (24,098)        (2,235)         (3,432)        (19,607)
  Net income for the year                                                 1,590                                          1,590
  Minimum pension liability adjustment                                                    (297)                           (297)
  Foreign currency translation
    adjustments, net of tax of $50                                                         221                             221
                                                                                                                  ----------------
  Total comprehensive income                                                                                             1,514
                                          ----------- -------------- ------------- ----------------- ------------ ----------------

Balance at December 31, 1998                 $   5       $ 10,153      $(22,508)      $ (2,311)(1)    $ (3,432)     $  (18,093)
                                          =========== ============== ============= ================= ============ ================


(1) At December 31, 1998, accumulated comprehensive income was a loss of $2,311 comprised of net foreign currency translation adjustments of $2,014 and a minimum pension liability of $297.

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                 Year ended December 31,
                                                              1998          1997          1996
                                                          -----------------------------------------
                                                                      (in thousands)
Operating activities
Net income                                                $    1,590     $    2,048    $    6,024
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             6,087          5,606         4,680
     Deferred income taxes                                     1,032            699           181
     Loss (gain) on sale of property, plant and
       equipment                                                  89           (342)         (109)
     Minority interest in income (loss) of subsidiary             71            174          (271)
     Changes in operating assets and liabilities net
       of effects from purchases of operations:
         Accounts receivable                                   1,832         (1,526)         (990)
         Inventories                                            (336)           811           445
         Accounts payable                                       (502)         1,357        (1,819)
         Accrued liabilities                                      31         (2,478)        3,112
         Other                                                   800            933        (1,254)
                                                        -------------------------------------------
Net cash provided by operating activities                     10,694          7,282         9,999

Investing activities
Purchases of operations, net of cash acquired                 (9,418)       (17,198)         (282)
Purchases of property, plant and equipment                    (9,320)        (7,734)       (8,157)
Proceeds from sale of property, plant and equipment              349            411           166
Decrease (increase) in notes receivable and other
  assets                                                         702           (662)         (725)
                                                        -------------------------------------------
Net cash used in investing activities                        (17,687)       (25,183)       (8,998)

Financing activities
Decrease in amounts due to parent                               (810)          (559)       (2,431)
Increase in notes payable and long-term debt                  20,538         15,457        92,943
Repayment of notes payable and long-term debt                (13,042)        (6,257)      (20,509)
Cash received from investees                                       4             35           189
Debt issuance costs                                                -              -        (4,500)
Dividends paid                                                     -              -       (64,727)
                                                        -------------------------------------------
Net cash provided by financing activities                      6,690          8,676           965

Effect of exchange rate on cash and cash equivalents             (14)          (127)         (538)
                                                        -------------------------------------------

Increase (decrease) in cash and cash equivalents                (317)        (9,352)        1,428
Cash and cash equivalents at beginning of year                 2,349         11,701        10,273
                                                         ------------------------------------------
Cash and cash equivalents at end of year                $      2,032   $      2,349  $     11,701
                                                        ===========================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 (in thousands)


1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of International Knife & Saw, Inc. and its majority-owned subsidiaries (the "Company"). Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Amortization of Intangibles

Goodwill is being amortized over 10-40 years by the straight-line method. The carrying value of goodwill is periodically reviewed using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. Amortization charged to earnings amounted to $633, $489 and $274 for 1998, 1997 and 1996, respectively. As of December 31, 1998, accumulated goodwill amortization was $1,927.

Debt issuance costs, which originated in 1996, are being amortized over the ten-year life of the related debt by the straight-line method. Amortization of debt issuance costs charged to earnings amounted to $467, $461 and $84 for 1998, 1997 and 1996, respectively. As of December 31, 1998, accumulated amortization was $1,012.

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

Reclassification

Certain 1997 and 1996 amounts have been reclassified to conform to the current year presentation.

Net Income Per Common Share

Net income per common share is based on the weighted average number of common shares outstanding, which amount has remained unchanged at 481,971 shares for 1998, 1997 and 1996, respectively. The Company does not have any common stock equivalents.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

1.  Significant Accounting Policies (continued)

Foreign Currency Translation

The Company maintains the accounting records and prepares the financial statements of its foreign subsidiaries in their respective functional currencies. The accompanying financial statements, which include the effects of the consolidated results of operations of these companies, are expressed in U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. It should not be construed that the assets and liabilities included at U.S. dollar equivalents can actually be realized in or extinguished by U.S. dollars at the exchange rates used in translation. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effects on the statements of income of transaction gains and losses is insignificant for all years presented.

Foreign Currency Forwards

To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges by entering into foreign exchange and U.S. dollar forward contracts. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies or U.S. dollars at specified exchange rates on specified dates or to make an equivalent foreign currency or U.S. dollar payment equal to the value of such exchange. Discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives using the straight-line method while realized and unrealized gains and losses resulting from changes in the spot exchange rate (included those from open, matured, and terminated contracts), net of related taxes, are included in the accumulated other comprehensive loss in shareholder's equity (the deferral accounting method). The related amounts due to or from counterparties are included in other assets or other liabilities. The unrecognized gains or losses were immaterial at year end.

Accounting Changes

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize any derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the new Statement will have a significant effect on its earnings or financial position.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

2.  Recapitalization Transaction

The Company is a wholly-owned subsidiary of IKS Corporation.

On November 6, 1996, IKS Corporation completed a recapitalization (the "Recapitalization"). Concurrent with the Recapitalization, the Company issued $90,000 of 11-3/8% Senior Subordinated Notes ("Notes") due 2006 to certain qualified institutional buyers and other institutional accredited investors. On February 14, 1997, the Company completed a public offering to exchange all of the Notes for a like principal amount of new notes that are identical in all material respects to the Notes except for certain transfer restrictions and registration rights relating to the Notes.

The Recapitalization involved the following transactions: (i) the existing Company management investors exchanged their holdings of capital stock issued by the Company for capital stock of IKS Corporation and the Company became a wholly-owned subsidiary of IKS Corporation (IKS Corporation recorded approximately $2,000 of goodwill on its purchase of this minority interest which was in turn pushed down to the Company); (ii) IKS Corporation amended its charter to change its corporate name from The Klingelnberg Corporation to IKS Corporation and to authorize three classes of capital stock, consisting of preferred stock, voting common stock and non-voting common stock; (iii) the issued and outstanding capital stock of IKS Corporation was exchanged for a recapitalization distribution (the "Recapitalization Distribution") which consisted of (a) approximately $89,400 in cash and (b) junior subordinated debentures, preferred and common stock with an aggregate value of approximately $9,400 issued to the previous owners; (iv) existing and new IKS Corporation management investors purchased junior subordinated debentures, preferred and common stock for approximately $1,300 in cash, and (v) Citicorp Venture Capital Ltd. ("CVC") purchased junior subordinated debentures, preferred and common stock of IKS Corporation for approximately $14,300 in cash.

The gross proceeds to the Company from the sale of the Notes, together with the aggregate investment of $15,600 made in IKS Corporation by existing and new management investors and CVC in connection with the Recapitalization, were used to (i) finance the cash portion of the Recapitalization Distribution (ii) repay approximately $11,400 in outstanding indebtedness referred to below and (iii) pay approximately $4,500 of fees and expenses related to the notes issuance. The amounts required for the Recapitalization Distribution were transferred from the Company to IKS Corporation via a dividend of $63,500 and the repayment of an intercompany loan of $10,800.

                International Knife & Saw, Inc. and Subsidiaries

                    (in thousands, except per share amounts)

2. Recapitalization Transaction (continued)

In connection with the Recapitalization, the Company repaid approximately $5,200 of its existing indebtedness and entered into a new $20,000 revolving credit facility. In addition, a German subsidiary of the Company repaid approximately $6,200 of existing indebtedness under its term loan and entered into a new DM 7,500 revolving credit facility.

3. Acquisitions

In November, 1998, the Company acquired from Lembo (Internationaal) B. V. ("the Seller") all of the shares of A.K. van der Wijngaart Beheer B.V. and subsidiaries ("Diacarb"). Diacarb's business includes the regrinding and distribution of industrial knives in the Netherlands, Belgian and Luxembourg markets. Diacarb is also involved in the manufacture of stansformen (molds to punch holes) for the carton industry. Diacarb is located in Rotterdam, the Netherlands. The purchase price consisted of 12,000 Dutch guilders in cash (approximately $6,250), financed from existing lines of credit, 1,088 Dutch guilders (approximately $567) in assumed debt, and a 5.0% promissory note to the Seller for 5,000 Dutch guilders (approximately $2,605), subject to post closing adjustments. The promissory note is payable in installments of 1,000 Dutch guilders (approximately $521) on January 15, 2000, and 2,000 Dutch guilders (approximately $1,042) on January 15, 2001 and 2002. The acquisition was accounted for under the purchase method. Goodwill totaled $4,683 on this acquisition. The following table sets forth certain unaudited pro forma financial information for the Company and assumes Diacarb was purchased as of the beginning of both years 1998 and 1997.

                                                   December 31,
                                               1998            1997
                                          -------------------------------
     Sales                                  $  155,651      $  148,967
     Net Income                             $    1,832      $    2,367
     Net Income per common share            $     3.80      $     4.91

In October, 1998, the Company executed an agreement to purchase the shares of Buland S.A. ("Buland") for 10,000 French Francs (approximately $1,818) in cash and 2,175 French Francs (approximately $395) in assumed debt, subject to post-closing adjustments. Headquartered in France, Buland is a reseller and regrinder of industrial knives for the printing industry and reseller of rotary and flexible dies, with annual sales of 36,000 French Francs (approximately $6,545). The acquisition was accounted for under the purchase method and was financed from borrowings under the Company's existing revolving credit facilities. Additional consideration is contingent upon Buland achieving certain annual earnings and is payable in 2002. Goodwill totaled $341 on this acquisition.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

3.  Acquisitions (continued)

In June and February, 1998, the Company completed the acquisitions of the assets of Valiquet, Inc., Des Plaines, IL, the Atlanta, GA division of K.S.W. Corporation, and Sheridan Saw Works, Sheridan, OR for approximately $1,200 in cash, $29 in assumed debt, post closing contingent payments of $55 for achieving certain annualized earnings levels and promissory notes totaling $140 to two of the sellers, subject to post-closing adjustments. These service center acquisitions were financed from available cash balances. These operations have historically generated combined annual sales of approximately $1,700, and were accounted for under the purchase method. Goodwill totaled approximately $835 on these acquisitions.

In October and November, 1997, the Company completed acquisitions of the assets of four strategically located service centers for approximately $1,300 in cash and a $75 promissory note to one of the sellers, subject to post-closing adjustments. The acquisitions were financed from available cash balances. In October, the Company acquired Parker Industrial Tool Company, Nashville, TN; Stafford Grinding Services, Chattanooga, TN; and B&W Industrial Grinding, Inc., Appleton, WI. In November, the Company acquired North Quabbin Saw Shop, Athol, MA. These operations have historically generated combined annual sales of approximately $1,400 and were accounted for by the purchase method. Goodwill totaled approximately $700 on these acquisitions.

In June, 1997, the Company purchased the assets of Cascade/Southern Saw Corp. ("Cascade") for $2,300 in cash, subject to post-closing adjustments. Located in Milwaukie, OR, Cascade is a wood saw and wood saw machinery distributor with annual sales of approximately $7,900. The acquisition was accounted for under the purchase method. Goodwill totaled $1,242 on this acquisition.

In April, 1997, the Company purchased the assets of Rolf Meyer Company ("Rolf Meyer") for DM 8,200 (approximately $4,700) in cash, post-closing contingent payments of DM 658 (approximately $400) for achieving certain earning levels of which DM 405 (approximately $200) is included in accrued liabilities at December 31, 1998, a promissory note to the seller in the amount of DM 4,300 (approximately $2,500) and DM 400 (approximately $200) in assumed debt, subject to post-closing adjustments. Headquartered in Germany, Rolf Meyer is a producer and specialist in knives and spare parts for the printing industry, with annual sales of approximately DM 15,000 (approximately $8,700). The acquisition was accounted for under the purchase method and was financed from borrowings under the Company's existing revolving credit facilities. Goodwill totaled $2,500 on this acquisition. Additional consideration of approximately DM 400 ($200) is contingent upon Rolf Meyer achieving certain annual earnings levels and is payable December 31, 2000.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

3.  Acquisitions (continued)

In April, 1997, the Company purchased the assets of Systi-Matic Company and affiliated entities ("Systi-Matic") for $6,400 in cash, post-closing contingent payments of $1,200 for achieving certain annualized earnings levels and $1,100 in assumed debt, subject to post-closing adjustments. Headquartered in Seattle, WA, Systi-Matic is the largest U.S. producer of carbide edger saws and the largest independent provider of stock saws for the secondary industry in North America with annual sales of approximately $18,000. The acquisition was accounted for under the purchase method and was financed from available cash balances. Goodwill totaled approximately $4,280 on this acquisition.

The  consolidated   financial  statements  include  the  results  of  operations generated by and financial position of the above acquisitions from the dates of acquisition.

4. Inventories

                                                       December 31,
                                                     1998            1997
                                              -------------------------------
     Finished goods                                  $ 20,373       $ 18,118
     Work in process                                    4,101          4,036
     Raw materials and supplies                         6,507          7,181
                                              -------------------------------
                                                     $ 30,981       $ 29,335
                                              ===============================

Inventories include approximately $16,220 in 1998 and $17,187 in 1997 determined by the LIFO method. If the cost of LIFO inventories had been determined by the FIFO method for financial reporting, they would have been approximately $3,412 and $3,042 higher than the amounts reported at December 31, 1998 and 1997, respectively.

5. Property, Plant and Equipment-Net

                                                          December 31,
                                                      1998            1997
                                              ---------------------------------

     Land and land improvements                     $ 6,274         $ 4,119
     Buildings and leasehold improvements            16,826          13,385
     Machinery and equipment                         45,015          42,989
     Furniture and fixtures                           4,485           2,950
     Construction in progress                         3,729             217
     Motor vehicles                                   2,498           2,463
                                              ---------------------------------
                                                     78,827          66,123
      Less accumulated depreciation                  29,467          28,637
                                              ---------------------------------
                                                    $49,360         $37,486
                                              =================================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

5.  Property, Plant and Equipment-Net (continued)

Depreciation  expense was $4,987,  $4,656 and $4,322,  for 1998,  1997 and 1996,
respectively. Depreciation is provided for on the straight-line method over the following estimated useful lives:

         Land improvements: 15 years
         Buildings and leasehold improvements:  15 to 40 years
         Machinery and equipment:  5 to 10 years
         Furniture and fixtures:  10 years
         Motor vehicles:  3 to 5 years

6.  Notes Payable and Long-Term Debt

                                                                                 December 31,
                                                                           1998                1997
                                                                      -------------------------------------
     Notes payable:
       Notes payable on demand in German  Marks to a German  bank, issued under revolving credit agreements, interest payable
         quarterly                                                      $     7,922           $   1,140
       Notes payable on demand in Chinese Yuan Renminbi to Chinese banks, issued under revolving credit agreements, interest
         payable monthly                                                      1,259               2,468
       Notes payable on demand in U.S. Dollars to a German bank,
         issued under revolving credit agreements, interest payable
         quarterly                                                            3,280               2,000
       Other                                                                    206                  75
                                                                    ----------------------------------------
                                                                        $    12,667          $    5,683
                                                                    ========================================
     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                       $    90,000          $   90,000
       Notes payable in German Marks to a German bank                        12,830              10,371
       Notes payable in Chinese Yuan Renminbi to Chinese banks                2,989               1,777
       Capitalized lease obligations in U.S. dollars to a U.S. bank             721                 950
       Promissory note payable in German Marks to a
           former shareholder of the Rolf Meyer Company                         787               1,434
       Promissory note payable in Dutch Guilders to a
           former shareholder of the Diacarb Company                          2,682                   -
       Other                                                                    500                   -
                                                                    ----------------------------------------
                                                                            110,509             104,532
     Less current portion                                                     2,555               2,218
                                                                    ----------------------------------------
                                                                         $  107,954          $  102,314
                                                                    ========================================

                                     II-21

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

6. Notes Payable and Long-Term Debt (continued)

Except for the 11-3/8% notes, the carrying amount of the Company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the Company's incremental borrowing rate for similar types of financing arrangements. At year-end 1998, the fair value of the 11-3/8% notes was $92,250. Such amounts are based on recent trade prices through registered securities brokers.

The 11-3/8% Notes are senior subordinated indebtedness of the Company ranking pari passu with all other existing and future senior subordinated indebtedness of the Company.

The notes payable of $12,830 have maturities that extend to 2011 at rates of 2.5% to 6.05%. Outstanding borrowings under the Company's senior credit facilities are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. Land and buildings in Germany with a net book value of $4,664 are pledged as collateral for the German revolving credit agreements and the German bank notes payable.

The notes payable of $2,989 mature in 2003 at rates of 7.2% to 7.7% and are non-recourse to the Company. Plant and equipment in China with a net book value of approximately $1,745 are pledged as collateral for the Chinese revolving credit agreements and the Chinese bank note payable.

The capitalized lease obligations of $721 are for capital leases on equipment that have maturities that extend to 2001 at rates of 8.1% to 8.7%. Included in property, plant and equipment-net is equipment under capital lease of $625.

The promissory note payable to a former shareholder of the Rolf Meyer Company is due on December 31, 1999 at an assumed rate of 5.0%, and is in connection with the Rolf Meyer acquisition.

The promissory note payable to a former shareholder of Diacarb is due in installments of 1,000 Dutch guilders in 2000 and 2,000 Dutch Guilders in 2001 and 2002 at a rate of 5.0% in connection with the Diacarb acquisition.

At December 31, 1998, the Company had revolving credit facilities of $20,000 ($15,188 unused), DM 7,500 (all used), DM 8,500 (all used) and DM 8,500 (all used). Fees for these revolving credit arrangements were $24 in 1998 and $34 in 1997.

The short-term notes payable of $7,922 represent short-term bank borrowings at rates from 3.2% to 4.0%.

The short-term notes payable of $1,259 represent short-term bank borrowings at a rate of 5.8% to 7.1%.

The short-term notes payable of $3,280 represent short-term bank borrowings at rates from 6.4% to 6.6%.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

6. Notes Payable and Long-Term Debt (continued)

At December 31, 1998, amounts due as minimum payments under long-term debt were as follows:
        1999                                                $    2,555
        2000                                                     2,947
        2001                                                     2,821
        2002                                                     2,691
        2003                                                     2,033
        Thereafter                                              97,462
                                                            ==========
                                                            $  110,509
                                                            ==========
Cash paid for interest amounted to $11,670, $11,713 and $2,434 in the years ended December 31, 1998, 1997 and 1996, respectively.

7. Accrued Liabilities

                                                            December 31,
                                                       1998             1997
                                                    --------------------------
Salaries, wages and bonuses                         $   2,097        $   1,428
Profit sharing and 401(k) plans                         1,078            1,213
Interest                                                1,419            1,375
Other employee related accruals                           930              698
Other                                                   5,434            4,145
                                                    --------------------------
                                                    $   10,958       $   8,859
                                                    ==========================
8. Income Taxes

IKS Corporation files a consolidated Federal income tax return that includes the Company. The current and deferred tax expense and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision for United States income taxes is recorded to the intercompany account with IKS Corporation.

Summarized in the following tables are the Company's income before income taxes, its provision for income taxes, the components of the provision for deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Income Before Income Taxes                 Year ended December 31,
                                    1998              1997             1996
                             ------------------ --------------- ----------------
United States                  $    (705)         $   1,199        $   7,740
Non-U.S.                            3,441             2,348            1,208
                             ------------------ --------------- ----------------
                               $    2,736         $   3,547        $   8,948
                             ================== =============== ================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

8.  Income Taxes (continued)

Components of Deferred Tax Assets and Liabilities
                                                                                     December 31,
                                                                                  1998              1997
                                                                          ----------------- -----------------
Current deferred tax assets (liabilities):
    Inventories, primarily obsolescence and additional costs
      inventoried for tax purposes                                          $      253        $      467
    Reserve for bad debts                                                         (432)              127
    Accrued employee benefits                                                      168               251
    Other                                                                           64               (28)
                                                                          ----------------- -----------------
    Total current deferred tax assets                                               53               817

Noncurrent deferred tax assets (liabilities):
    Property, plant, and equipment, primarily differences in
      depreciation methods                                                      (3,754)           (2,083)
    Deferred compensation                                                          157               166
    Goodwill, difference in amortization methods                                  (327)             (434)
    Other                                                                          (18)              112
                                                                          ----------------- -----------------
    Total noncurrent deferred tax liabilities                                   (3,942)           (2,239)
                                                                          ----------------- -----------------
Net deferred tax liabilities                                                $   (3,889)      $    (1,422)
                                                                          ================= =================

Provision for Income Taxes                                                 Year Ended December 31,
                                                                 --------------- -------------- --------------
                                                                      1998           1997           1996
                                                                 --------------- -------------- --------------
Current (benefit) provision
  Federal                                                          $  (562)        $   436       $  2,340
  State and local                                                        -              36            296
  Foreign                                                              676             328            107
                                                                 --------------- -------------- --------------
                                                                       114             800          2,743

Deferred provision (benefit)
  Federal                                                              321            (115)            45
  State and local                                                       28             (10)             4
  Foreign                                                              683             824            132
                                                                 --------------- -------------- --------------
                                                                     1,032             699            181
                                                                 --------------- -------------- --------------
                                                                   $ 1,146         $ 1,499       $  2,924
                                                                 =============== ============== ==============

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

8. Income Taxes (continued)

The differences between the provision and the amount computed by applying the statutory Federal income tax rate are as follows:

                                                                           Year Ended December 31,
                                                                     1998           1997            1996
                                                                ----------------------------------------------

Income before income taxes                                         $   2,736     $    3,547      $    8,948
                                                                ==============================================

Tax on above amount at 34%                                         $     930     $    1,206      $    3,042
State income tax, net of federal tax benefit                              28             36             195
Foreign tax rates different than U.S. statutory rate                     134            254            (538)
Foreign losses without tax benefit                                        56             90             335
Other, net                                                                (2)           (87)           (110)
                                                                ----------------------------------------------
Provision for income taxes                                         $   1,146     $    1,499      $    2,924
                                                                ==============================================


In 1997 and 1996, the Company's German subsidiary utilized net loss carryforwards to offset current tax payable of approximately $65 and $1,029, respectively. In 1996 the Company's Canadian subsidiary utilized a net loss carryforward to offset current tax payable of approximately $106.

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated approximately $6,766 at the end of 1998. In the event these earnings were to be repatriated, foreign income tax credits and deductions under existing U.S. federal income tax laws would offset a portion of any additional U.S. tax liability.

9. Employee Benefit Plans

In 1997, the Company's tax qualified profit sharing plan was merged into the IKS Corporation 401(k) retirement plan. The combined plan was renamed the International Knife & Saw, Inc. 401(k) and Profit Sharing Plan. The Company's Canadian subsidiary also has a profit sharing plan for its employees. Profit sharing contributions are determined annually by the respective Boards of Directors. Contributions to the 401 (k) plan are equal to one-half of employee contributions, up to a maximum of 2% of an employee's annual compensation, subject to certain statutory limitations.

The expense for profit sharing contributions was $953 in 1998, $1,095 in 1997 and $882 in 1996. The Company's matching contributions to the 401(k) plan amounted to $368 in 1998, $249 in 1997 and $225 in 1996.

Included in other liabilities are amounts for deferred compensation plans for former officers of $424 and $450 at December 31, 1998 and 1997, respectively. The plans provide for a maximum payment of $25 annually to each officer or beneficiary for a period of ten years commencing at retirement or death.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

9. Employee Benefit Plans (continued)

The Company's German subsidiaries have pension plans covering a majority of their employees who qualify as to age and length of service. Entrance into the plan is at age 30 with defined benefits payable at age 65. Vesting requirements vary depending on employment category, contracts and years of service requirements which range from five to fifteen years. The following table sets forth the status of the Company's defined pension plan for certain employees in Germany. Consistent with customary practice in Germany, this plan has not been funded. Benefit payments are funded from current operations



Change in benefit obligation                              December 31,
                                                      1998             1997
                                              ----------------- ----------------

Benefit obligation at beginning of year           $    1,413        $    1,445
Service cost                                              14                14
Interest cost                                             92                93
Actuarial losses                                          82               106
Loss/(gain) currency exchange rate                       112              (200)
Benefits paid                                            (44)              (45)
                                               ----------------- ---------------
Benefit obligations at end of year                $    1,669        $    1,413
                                               ================= ===============


Funded Status at Year-End                                     December 31,
                                                         1998             1997
                                              ----------------- ----------------
Projected benefit obligation                      $    1,669        $    1,413
Unrecognized net loss                                   (195)             (101)
Unrecognized net obligation                             (157)             (159)
Additional minimum liability                             335               246
                                              ---------------- ----------------
Accrued pension cost -
  included in other liabilities                   $    1,652        $    1,399
                                              ================ ================

Components of net periodic benefit costs                                      Year Ended December 31,
                                                                     1998         1997          1996
                                                                ----------------------------------------------

Service cost (benefits earned during the period)                   $     14     $     14      $     18
Interest cost on projected benefit obligation                            92           93           101
Net amortization and deferral                                            12           13            14
                                                                ----------------------------------------------
Net periodic benefit cost                                          $    118     $    120      $    133
                                                                ==============================================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

9. Employee Benefit Plans (continued)

Weighted-average actuarial assumptions                                             Year Ended December 31,
                                                                              1998          1997          1996
                                                                          -------------------------------------------

Discount rate                                                                  6.5%         6.5%          7.0%
Rate of increase in future compensation levels                                 2.5%         2.0%          2.5%

10. Related Parties

The consolidated financial statements include the following transactions and balances with companies which had been under common controlling ownership with the Company prior to the Recapitalization. Such companies are, and have been since the Recapitalization, controlled by a minority shareholder and board member of IKS Corporation.

                                                                                 December 31,
                                                                        1998         1997          1996
                                                                    ----------------------------------------

Other payables to affiliated companies                                $   (62)     $  (174)      $    (8)
Net interest expense                                                        -            -           404
Purchased administrative and manufacturing services                       712        1,015         1,450
Rental payments to related parties under capital lease                      -            -           259


In July, 1996, the Company purchased certain land and buildings formerly under capital lease with related parties for $5,564. The price was based upon appraisals by independent real estate appraisers. The Company recognized no gain or loss on this transaction.

11. Operating Leases

Future minimum rentals required under operating leases are as follows:

Year ending December 31            Buildings        Other          Total
--------------------------------------------------------------------------------

1999                                $   479       $   114        $  593
2000                                    475           106           581
2001                                    461            65           526
2002                                    286            64           350
2003                                     69            27            96


Rent expense was $566 for 1998, $545 for 1997 and $592 for 1996.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

12. Organization

The Company operates in one business segment - industrial knives and saws. The Company manufactures, markets and services primarily industrial knives and saws internationally, and its customers include distributors, original equipment manufacturers and customers purchasing replacement parts and services. The Company has a leading market share in each of the major sectors it serves: Paper & Packaging; Wood; Metal; and Plastic/Recycling. The Company's operations are principally in the United States, Germany and Canada, representing 62%, 23% and 8% of 1998 net sales, respectively. The Company plans to continue its international growth. As a result of the Company's broad product range and numerous applications, no customer accounts for more than 3% of net sales. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Sales attributable to German and Canadian operations are based on external sales generated by subsidiaries located in those countries

The following table summarizes the Company's United States, German, Canadian and other operations.

                                                                     Year Ended December 31,
                                                            1998         1997           1996
--------------------------------------------------------------------------------------------------------------
United States Operations:
  Net sales - Customers                               $   92,875    $   88,175    $    71,315
  Long Lived Assets                                       22,479        19,395         15,439

German Operations:
  Net sales - Customers                               $   34,762    $   30,675    $    27,376
  Long Lived Assets                                       14,457        11,974          8,103

Canadian Operations:
  Net sales - Customers                               $   12,644    $   14,639    $    12,331
  Long Lived Assets                                        1,078         1,288          1,507

Other Operations:
  Net sales - Customers                               $    9,851    $    8,776    $     7,974
  Long Lived Assets                                       11,898         5,344          4,169


Consolidated:
  Net sales                                           $   150,132  $   142,265    $   118,996
  Long Lived Assets                                        49,912       38,001         29,218


                International Knife & Saw, Inc. and Subsidiaries

                      (in thousands, except per share data)


13. Operating Results by Quarter (Unaudited)

                                                  ------------------------------------------------------------
                                                                        Year ended 1998
                                                  ------------------------------------------------------------
                                                      Qtr 1           Qtr 2          Qtr 3          Qtr 4
                                                  --------------- -------------- -------------- --------------

Sales                                             $    38,703     $    37,334    $    35,844    $    38,251

Gross profit                                           11,598          11,658         10,602         11,254

Net income                                                654             661            270              5

Net income per common share                              1.36            1.37            .56            .01


                                                  ------------------------------------------------------------
                                                                        Year ended 1997
                                                  ------------------------------------------------------------
                                                      Qtr 1           Qtr 2          Qtr 3          Qtr 4
                                                  --------------- -------------- -------------- --------------

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

                                     III-11
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                Name                           Age                      Position
                ----                           ---                      --------

        John E. Halloran                        53       President, Chief Executive Officer and
                                                         Director
        Thomas W. G. Meyer                      42       Executive Vice President -- Europe and Asia
        William M. Schult                       37       Vice  President  --  Finance,   Chief  Financial
                                                         Officer, Treasurer and Secretary
        Richard L. Budke                        47       Vice  President-- General  Manager,  West Coast
                                                         Operations
        William R. Underhill                    49       Vice President-- Operations
        Paul A. Severt                          36       Vice President-- Financial Reporting/Controller
        David M. Hofmeister                     39       Chief Information Officer
        Jeffrey Hansel                          43       Vice President-- Sales and Marketing,
                                                         North America
        W. Rayburn Connell                      58       Vice President-- Service and Sales
                                                         Director, North America
        Diether Klingelnberg                    54       Director
        James A. Urry                           44       Director
        Michael A. Delaney                      44       Director
        Richard J. Puricelli                    52       Director
----------

    John E. Halloran, President, Chief Executive Officer and Director. Mr. Halloran has been President and Chief Executive Officer since March 1996 and had served as Executive Vice President since joining the Company in 1992. Mr. Halloran served as Executive Vice President of Operations at Simonds Industries from 1989 to 1992 and as President of Michigan Knife Company from the time Mr. Halloran founded it in 1974 until it was acquired by Simonds Industries in 1989.

    Thomas W. G. Meyer, Executive Vice President -- Europe and Asia. Mr. Meyer has served as Executive Vice President since he joined the Company in 1993. Prior thereto, Mr. Meyer worked in the textile industry for ten years, including service as the head of marketing for Barmag AG from 1988 until 1991 and as a director of A. Monforts GmbH & Co., from 1991 until 1992.

    William M. Schult, Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Schult joined the Company as Vice President -- Finance in July 1996. Prior to joining the Company, he served as Controller of IKS Corporation since 1995 and in several capacities at Siemens Corporation from 1987 until 1995.

                                     III-1

Prior to that, Mr. Schult held various accounting and auditing positions with the Allen Group, Salomon Brothers and Coopers & Lybrand.

    Richard L. Budke, Vice President -- General Manager, West Coast Operations. Mr. Budke joined the Company in April 1997 when the Company purchased the assets of the Systi-Matic Company. Mr. Budke held various management positions at Systi-Matic since 1973 and served as President and Chief Executive Officer from 1984 until the sale of Systi-Matic to the Company.

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

    Diether Klingelnberg, Director. Mr. Klingelnberg served as Chief Executive Officer of the Company until March 1996. In addition, he served as Chairman of the Board and Chief Executive Officer of IKS Corporation from its formation until consummation of the Recapitalization. Mr. Klingelnberg is currently Managing Director of Klingelnberg Beteiligungs-GmbH and is a Director of Clark Material Handling Company, Honsel AG, Oerlikon Geartec AG, Eickhoff GmbH and the Alfred H. Schuette Company.

    James A. Urry, Director. Mr. Urry has been with Citibank, N.A. since 1981, serving as a Vice President since 1986. He has been a Vice President of CVC since 1989. He is a Director of AmeriSource Health Corporation, CLARK Material Handling Company, CORT Business Services Corporation, Hancor Holding Corporation, Airxcel, Inc., Palomar Technologies Corporation, York International Corporation, and The Brunner Mond Group.

    Michael A. Delaney, Director. Mr. Delaney has been a Vice President of CVC since 1989. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is a Director of Aetna Industries, Inc., AmeriSource Health Corporation, CLARK Material Handling Company, CORT Business Services Corporation, Delco Remy International, Inc., Allied Digital Technologies, Inc., Great Lakes Dock and Dredge Corporation, GVC Holdings, JAC Holdings, Palomar Technologies Corporation, SC Processing, Inc., MSX International and Triumph Holdings, Inc.

    Richard J.Puricelli, Director. Mr. Puricelli has been associated with JAC Products since 1995. He became a Director in 1995 and Chairman in 1997. As Chairman, he is responsible for the company's operations that produce approximately $250 million in annual sales and employ approximately 1,500 people in Europe and North America. JAC Products is the leading supplier of roof racks and related accessories to automobile OEMs. Mr. Puricelli is also Chairman and a Director of FabriSteel Products, Inc.

                                     III-2

Director Compensation and Arrangements

    With the exception of Mr. Puricelli, who receives $4,000 per quarter, other directors of the Company do not currently receive compensation for their services as directors. Members of the Board of Directors are elected pursuant to a Securities Purchase and Holders Agreement (the "Stockholders' Agreement") entered into in connection with the Recapitalization among IKS, IKS Corporation and its stockholders. Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows:
John E. Halloran (as long as he continues to serve as President of the Company); one individual designated by Diether Klingelnberg, two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Holdings Class A Stock to veto the election of any such independent director.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth certain information concerning the compensation received for services rendered in 1998 by (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers of the Company (other than the individual who served as the Company's Chief Executive Officer) in office on December 31, 1998

                                                     Summary Compensation Table
                                                         Annual Compensation
                                   --------------------------------------------------------------
                                                                                                        All Other
                                                       Salary           Bonus            Other         Compensation
    Name and Principal Position        Year              ($)             ($)              ($)               ($)
---------------------------------- ------------     ------------    ------------     ------------      ------------

John E. Halloran..................      1998            220,000        70,000            26,268 (2)      11,661 (3)
President  and  Chief   Executive       1997            200,000        85,000            29,728 (2)      11,661 (3)
Officer                                 1996            200,000       102,000 (1)            --         213,711 (4)

Thomas W.G. Meyer.................      1998            184,600       165,430                --            --
Executive    Vice   President  --       1997            173,100       103,860                --            --
Europe and Asia                         1996            185,923       123,100 (1)            --            --

Richard L. Budke (5) .............      1998            145,000        30,000                --          11,231 (6)
Vice President-- General                1997            104,353        34,300                --           4,842 (7)
Manager, West Coast Operations          1996                 --            --                --            --

William M. Schult.................      1998            135,000        38,750                --          11,036 (8)
Vice President-- Finance, Chief         1997            127,000        45,000                --          11,302 (9)
Financial Officer, Treasurer and        1996            120,000        30,000 (1)        14,971 (10)     33,356 (11)
Secretary

William R. Underhill..............      1998            120,000        31,150                --          10,972 (12)
Vice President-- Operations             1997            111,000        36,200                --          10,567 (13)
                                        1996            101,000        24,521 (1)            --          10,224 (14)

    (1) Includes a supplemental bonus paid to Messrs, Halloran, Meyer, Schult and Underhill, paid in 1997.

    (2) Paid by IKS Corporation. Represents additional compensation sufficient to permit Mr. Halloran to pay interest payments to IKS Corporation on a loan made in the amount of income taxes incurred by Mr. Halloran in connection with the securities received by him as a part of the Recapitalization Distribution.

                                     III-3

    (3) Includes $3,200 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $461 in group term life insurance premiums.

    (4) Includes $200,000 paid in connection with the Recapitalization, $3,000 in Company 401(k) contributions, $8,250 in Company Profit Sharing Plan contributions and $461 in group term life insurance premiums, and $2,000 as a director's fee, which was paid by IKS Corporation.

    (5) Effective April 9, 1997, Mr. Budke was named Vice President - General Manager, West Coast Operations.

    (6) Includes $2,900 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $331 in group term life insurance premiums.

    (7) Includes $4,775 in Company Profit Sharing Plan contributions and $67 in group term life insurance premiums.

    (8) Includes $2,930 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $106 in group term life insurance premiums.

    (9) Includes $3,200 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $102 in group term life insurance premiums.

    (10)  Represents reimbursement of relocation expenses.

    (11) Includes $25,000 paid in connection with the Recapitalization, $8,250 in Company Profit Sharing Plan contributions and $106 in group term life insurance premiums.

    (12) Includes $2,728 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $244 in group term life
          insurance   premiums.

    (13) Includes $2,995 in Company 401(k) contributions, $7,360 in Company Profit Sharing Plan contributions and $212 in group term life
          insurance   premiums.

    (14) Includes $2,647 in Company 401(k) contributions, $7,400 in Company Profit Sharing Plan contributions and $177 in group term life insurance premiums.


                                     III-4

Employment Arrangements and Deferred Compensation Agreements

    Thomas Meyer was hired by IKS Klingelnberg GmbH as its Chief Executive Officer pursuant to an Employment Agreement effective January 1, 1993 which, following an extension on December 17, 1998, expires on December 31, 2003. As compensation, Mr. Meyer receives a predetermined annual salary (DM 325,000 in 1998) and receives certain fringe benefits including a bonus, an automobile and insurance coverage. Following any termination of Mr. Meyer's employment, Mr. Meyer will be subject to a non-competition covenant for up to two years, in exchange for payment in each year of an amount equal to one-half of Mr. Meyer's most recently agreed upon annual compensation.

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

401(k) and Profit Sharing Plan

    In 1997, the Company's tax qualified profit sharing plan was merged into the IKS Corporation 401(k) retirement plan. The combined plan was renamed the International Knife & Saw, Inc. 401(k) and Profit Sharing Plan. All of the Company's domestic non-unionized employees are eligible to participate after completing one year of service and attaining age 20 1/2. Subject to certain statutory limitations, employees may contribute up to 15 percent of their compensation to the plan on a pre-tax basis. The Company may make discretionary matching contributions equal to a percentage of the employees' pre-tax contributions. However, in determining the amount of matching contributions, only employee pre-tax contributions up to four percent of compensation are taken into account. Employees are fully vested in their benefits under the plan after two years of service.

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

                                     III-5

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

    All of the outstanding capital stock of the Company is currently owned by IKS Corporation. The following table sets forth certain information with respect to the beneficial ownership of the Corp. Preferred Stock and Corp. Common Stock by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Chief Executive Officer of the Company and the other executive officers named in the "Summary Compensation Table" above who are stockholders, and (iv) the directors and executive officers of the Company as a group. Unless otherwise specified, all shares are directly held.

                                                       Number and Percent of Shares
                                 ----------------------------------------------------------------------
                                          Holdings             Holdings               Holdings Class A       Holdings Class B
                                 Series A Preferred Stock  Series B Preferred Stock        Stock(1)                Stock(2)
                                 ------------------------  ------------------------   -----------------      ------------------

  Name of Beneficial Owner           Number    Percent      Number     Percent        Percent    Percent     Number     Percent
--------------------------         ---------  ---------    --------   ---------       --------   -------     ------     -------

Citicorp Venture Capital Ltd         8,241      68.7%        --          --           31,453      32.8%      11,234      76.5%
  399 Park Avenue
  New York, New York 10043

Arndt Klingelnberg.........           --         --          --          --           17,000      17.8%         --         --
  IKS Corporation
  1299 Cox Avenue
  Erlanger, KY 41018

Diether Klingelnberg.......           --         --          --          --           17,000      17.8%         --         --
  IKS Corporation
  1299 Cox Avenue
  Erlanger, KY 41018

John E. Halloran...........          600         5.0%        600        66.1%         10,556      11.0%         --         --
  IKS Corporation
  1299 Cox Avenue
  Erlanger, KY 41018

Thomas W.G. Meyer..........          240         2.0%        --           --           4,222       4.4%         --         --

William M. Schult..........           48         0.4%         48         5.3%            956       1.0%         --         --

W. Rayburn Connell.........           48         0.4%         48         5.3%            800       0.8%         --         --

William R. Underhill.......           24         0.2%         24         2.6%            600       0.6%         --         --

James A. Urry (3)..........           58         0.5%         --         --              221       0.2%         79        0.5%

Michael Delaney (3)........           58         0.5%         --         --              221       0.2%         79        0.5%

Richard  J. Puricelli......           41         0.3%         --         --              200       0.2%         --         --

All directors and executive
officers as a group
(13 persons)(3)............        1,194         9.9%        797        87.8%          6,342      37.9%         157       1.1%

    ----------

    (1) Does not include shares of Corp. Class A Stock issuable upon conversion of Corp. Class B Stock. See "--- Corp. Common Stock" .

    (2) Does not include shares of Corp. Class B Stock issuable upon conversion of Corp. Class A Stock. See "---Corp. Common Stock".

    (3) Does not include shares beneficially held by CVC, which may be deemed beneficially owned by Messrs. Delaney and Urry. Messrs. Delaney and Urry disclaim beneficial ownership of shares held by CVC.

                                     III-6

Corp. Common Stock

    The Certificate of Incorporation of IKS Corporation provides that IKS Corporation may issue 400,000 shares of Corp. Common Stock, divided into two classes consisting of 200,000 shares of Corp. Class A Stock and 200,000 shares of Corp. Class B Stock. The holders of Corp. Class A Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Corp. Class B Stock have no voting rights. Under the Certificate of Incorporation of IKS Corporation, a holder of either class of Corp. Common Stock may convert any or all of his shares into an equal number of shares of the other class of Corp. Common Stock; provided that in the case of a conversion from Corp. Class B Stock, which is nonvoting, into Corp. Class A Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Corp. Class A Stock which would be held after giving effect to the conversion.

Stockholders' Agreement

    In connection with the Recapitalization, the stockholders of IKS Corporation entered into the Stockholders' Agreement containing certain agreements among such stockholders with respect to the capital stock and corporate governance of IKS Corporation and the Company.

    The Stockholders' Agreement contains certain provisions which, with certain exceptions, restrict the ability of the stockholders from transferring any Corp. Common Stock, Corp. Preferred Stock or Corp. Debentures except pursuant to the terms of the Stockholders' Agreement. If holders of more than 50% of the Corp. Common Stock approve the sale of the Company, each stockholder has agreed to consent to such sale and, if such sale includes the sale of stock, each stockholder has agreed to sell all of such stockholder's Corp. Common Stock on the terms and conditions approved by holders of a majority of the Corp. Common Stock then outstanding. In the event IKS Corporation proposes to issue and sell (other than in a public offering pursuant to a registration statement) any shares of Corp. Common Stock or any securities containing options or rights to acquire any shares of Corp. Common Stock or any securities convertible into Corp. Common Stock to CVC or its affiliates, IKS Corporation must first offer to each of the other shareholders a pro rata portion of such shares. Such preemptive rights are not applicable to the issuance of shares of Corp. Common Stock upon the conversion of shares of one class of Corp. Common Stock into shares of the other class.

    Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows: John E. Halloran (as long as he continues to serve as President of the Company); one individual designated by Diether Klingelnberg, two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Corp. Class A Stock to veto the election of any such independent director.

    The Stockholders' Agreement also provides for certain additional restrictions on transfer of shares acquired by members of management pursuant to certain employee stock purchase plans adopted by IKS Corporation in 1997 ("Incentive Shares"), including the right of IKS Corporation to repurchase Incentive Shares held by a member of management (a "Participant") upon termination of such Participant's employment prior to 2001, at a formula price, and the grant of a right of first refusal in favor of IKS Corporation in the event a Participant elects to transfer such Incentive Shares of Corp. Common Stock.

Registration Rights Agreement

    In connection with their entry into the Stockholders' Agreement, IKS Corporation, CVC and certain other stockholders of IKS Corporation entered into a Registration Rights Agreement (the "Corp. Registration Rights Agreement"). Pursuant to the Corp. Registration Rights Agreement, upon the written request of CVC, IKS Corporation has agreed to prepare and file a registration statement with the Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such registration statement to become effective. If at any time IKS Corporation files a registration statement for the Corp. Common Stock pursuant to a request by CVC or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a

                                     III-7
registration statement filed in connection with a share exchange or an offering solely to IKS Corporation' employees or existing stockholders, or a registration statement registering a unit offering), IKS Corporation will use its best efforts to allow the other parties to the Corp. Registration Rights Agreement to have their shares of Corp. Common Stock (or a portion of their shares under certain circumstances) included in such offering of Corp. Common Stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) are to be paid by IKS Corporation.

Employee Stock Purchase Plans

    In 1997, IKS Corporation adopted a Restricted Stock Plan, pursuant to which Participants were offered the opportunity to purchase Corp. Class A Stock. The Participants were given the opportunity to acquire an aggregate of up to 10% of the Corp. Class A Stock outstanding on a fully-diluted basis.

    Also in 1997, IKS Corporation adopted an Equity Investment Plan, pursuant to which Participants were offered the opportunity to purchase Corp. Class A Stock, Series A 12% Cumulative Compounding Preferred Stock, par value $.01 per share, and Series B 12% Cumulative Compounding Preferred Stock, par value $.01 per share. The Participants were given the opportunity to acquire an aggregate of up to 1,020 shares of Corp' Class A Stock, 122.4 shares of Series A Preferred Stock and 122.4 shares of Series B Preferred Stock.

    Upon the Participants' purchase of securities under the Restricted Stock Plan or the Equity Investment Plan (the "Plans"), such Participants became subject to the terms and conditions of the Stockholders' Agreement. See "--Stockholders' Agreement." In addition to the restrictions set forth above in the discussion of the Stockholders Agreement, the Stockholders' Agreement also provides the following restrictions with respect to the Participants: (i) the Incentive Shares acquired by a Participant will be subject to repurchase by IKS Corporation or its designee if such Participant's employment with the Company is terminated within five years after acquiring such securities at formula prices which vary based upon the time and circumstance of such termination, (ii) IKS Corporation has a right of first refusal through such date on all securities acquired by a Participant pursuant to a Plan, and (iii) if holders of a majority of Corp. Class A Stock approve a sale of IKS Corporation, Participants will consent to such sale.

Other

    In connection with the Recapitalization, Arndt Klingelnberg, Diether Klingelnberg and CVC entered into an agreement pursuant to which their ownership percentages of the Corp. Preferred Stock and the Corp. Debentures may be adjusted. Upon the occurrence of certain events, their respective ownership percentages of Corp. Preferred Stock and Corp. Debentures will be adjusted so that they will be pro rata with their respective ownership percentages of Corp. Common Stock.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the Recapitalization, IKS Corporation entered into a letter agreement with Mr. Halloran pursuant to which IKS Corporation loaned to Mr. Halloran an amount equal to the income taxes which were incurred by him in respect of the securities received by him as a part of the Recapitalization Distribution. The loan is secured by a pledge of the securities and the recourse to the Company for repayment of the loan is limited to the securities. The loan bears interest at the "applicable federal rate" under the Internal Revenue Code of 1986, as amended, and the Company makes payments to Mr. Halloran in amounts sufficient to permit him to pay such interest payments.

    In accordance with certain provisions contained in the documentation governing the Recapitalization, the amount of the Recapitalization Distribution was adjusted upwards by approximately $2.8 million in March, 1997, and such amount was paid in cash by the Company to the recipients of the Recapitalization Distribution.

                                     III-8

                                      IV-5
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements.

         -      Financial Data Schedule

         The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages II-9 through II-29 and II-8, respectively, are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

         -      Report of Independent Auditors
         -      Consolidated Balance Sheets as of December 31, 1998 and 1997.
         -      Consolidated Statements of Income for the Years Ended
                    December 31, 1998, 1997 and 1996.
         -      Consolidated Statements of Changes in Shareholder's Equity
                    (Deficit) for the years ended December 31, 1998, 1997 and 1996.
         -      Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1998, 1997 and 1996.
         -      Notes to Consolidated Financial Statements.

(a)(2)   Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts and Reserves is attached hereto at page IV-5 and is incorporated by reference into this
         Item 14 of Form 10-K. No other financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3)   Exhibits.


  Exhibit
     No.                                   Description
--------- ----------------------------------------------------------------------
     3.1 Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     4.1 Indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     4.3 Form of 113/8% Senior Subordinated Notes due 2006 (included in Exhibit 4.1)
     10.1 Purchase Agreement dated October 31, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.2 Letter Agreement dated October 8, 1996 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.3 Letter Agreement dated October 8, 1996 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.4 Agreement and Plan of Recapitalization dated September 17, 1996 among Citicorp Venture Capital Ltd., IKS Corporation"), the stockholders of IKS Corporation and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.5 Commercial Lease Contract dated March 1, 1992 between Howard & Howard Real Estate Partnership and IKS Service, Inc., as amended (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.6 Lease dated June 5, 1996 between Century Development Co. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No.

          333-17305)

     10.7 Lease dated July 21, 1995 between 1st American Management Co., Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.8 Lease Agreement dated April 17, 1991 between Tate Engineering, Inc. and IKS Eastern Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.9 Offer to Lease dated October 25, 1995 between Sigma Enterprises Ltd. and IKS Canadian Knife & Saw Ltd. (incorporated by reference to
          Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.10Industrial  Multiple  Tenancy  Lease dated June 14, 1995 between Geary
          Investments Limited "in Trust" and IKS Canadian Knife & Saw Ltd. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.11Lease dated March 12, 1992 between  Gestion W. & L. Choiniere Inc. and
          IKS Canadian Knife & Saw Ltd., as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.12Joint Venture  Company  Contract dated  September 24, 1995 between IKS
          Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.13Joint Venture  Company  Contract dated  September 24, 1995 between IKS
          Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.14Letter  Agreement dated  September 23, 1997 between  Deutsche Bank and
          IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1997, Registration No. 333-17305)
     21.1 Subsidiaries of the Company
       27 Financial Data Schedule

(b) Reports on Form 8-K

    A report on form 8-K dated November 25, 1998, and an amendment thereto on Form 8-K/A, were filed regarding the Company's acquisition of Diacarb from Lembo Internationaal B.V.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL KNIFE & SAW, INC.

                                       By:____________________________________
                                          John E. Halloran
                                          President and Chief Executive Officer

                                       March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.

      Signature                                 Title
--------------------------           ------------------------------------------


/s/ John E. Halloran                 President, Chief Executive
--------------------------           Officer and Director (Principal Executive
John E. Halloran                     Officer)

/s/ William M. Schult                Vice President-Finance, Chief Financial
--------------------------           Officer, Treasurer and Secretary (Principal
William M. Schult                    Financial and Accounting Officer)

/s/ Diether Klingelnberg             Director
--------------------------
Diether Klingelnberg

/s/ James A. Urry                    Director
-------------------------
James A. Urry

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

                                                                 SCHEDULE II

                         INTERNATIONAL KNIFE & SAW, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                  COL. C
                                                                  ------
                                         COL. B                  ADDITIONS                                 COL. E
                                         ------                  ---------                 COL. D          -------
COL. A                                   BALANCE AT      CHARGED TO                        ------          BALANCE
------                                   BEGINNING       COSTS AND       OTHER             DEDUCTIONS      AT END
DESCRIPTION                              OF PERIOD       EXPENSES       DESCRIBE           DESCRIBE        OF PERIOD
-----------                              ----------      ----------     --------           ----------      ---------

YEAR ENDED 1998
Allowance for doubtful accounts....      $    1,480      $    231        $  261(b)        $  164(c)        $ 1,780
                                                                                              28(a)

Allowance for inventory obsolescence          2,381            768         170(b)             50(a)          2,788
                                                                                             481(c)

YEAR ENDED 1997
Allowance for doubtful accounts....           1,500            297         116(b)            189(c)          1,480
                                                                                             244(a)

Allowance for inventory obsolescence          2,327            539         40(b)             185(a)          2,381
                                                                                             340(c)

YEAR ENDED 1996
Allowance for doubtful accounts....           1,105            612         6(a)              298(c)          1,500
                                                                           120(b)             45(a)

Allowance for inventory obsolescence          2,833            572                           127(a)          2,327
                                                                                             951(c)

(a)     Represents foreign currency translation adjustments during the year.
(b)     Consists of reserves of subsidiaries purchased during the year.
(c)     Represents amounts charged against the reserves during the year.

                                  EXHIBIT INDEX

 Exhibit
   No.                                  Description
 -------- ----------------------------------------------------------------------
     3.1 Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     4.1 Indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     4.3 Form of 113/8% Senior Subordinated Notes due 2006 (included in Exhibit 4.1)
     10.1 Purchase Agreement dated October 31, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.2 Letter Agreement dated October 8, 1996 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.3 Letter Agreement dated October 8, 1996 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.4 Agreement and Plan of Recapitalization dated September 17, 1996 among Citicorp Venture Capital Ltd., IKS Corporation"), the stockholders of IKS Corporation and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.5 Commercial Lease Contract dated March 1, 1992 between Howard & Howard Real Estate Partnership and IKS Service, Inc., as amended (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.6 Lease dated June 5, 1996 between Century Development Co. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.7 Lease dated July 21, 1995 between 1st American Management Co., Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.8 Lease Agreement dated April 17, 1991 between Tate Engineering, Inc. and IKS Eastern Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.9 Offer to Lease dated October 25, 1995 between Sigma Enterprises Ltd. and IKS Canadian Knife & Saw Ltd. (incorporated by reference to
          Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.10Industrial  Multiple  Tenancy  Lease dated June 14, 1995 between Geary
          Investments Limited "in Trust" and IKS Canadian Knife & Saw Ltd. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.11Lease dated March 12, 1992 between  Gestion W. & L. Choiniere Inc. and
          IKS Canadian Knife & Saw Ltd., as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.12Joint Venture  Company  Contract dated  September 24, 1995 between IKS
          Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.13Joint Venture  Company  Contract dated  September 24, 1995 between IKS
          Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
     10.14Letter  Agreement dated  September 23, 1997 between  Deutsche Bank and
          IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarterly period
          ended   September  30,  1997,   Registration   No.   333-17305)
     21.1 Subsidiaries of the Company
     27   Financial Data Schedule