Form 10-Q
period 1999-03-31
INTERNATIONAL KNIFE & SAW INC
filed 1999-05-13
CIK 1027909

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [|X|]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarterly period ended March 31, 1999
                                       or
  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from______ to _______


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

                                  Yes |X| No __

As of April 30, 1999 there were 481,971 shares of the registrant's common stock, no par value, outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index


                                                                       Page No.

         Part  I.  Financial Information

Item 1.  Financial Statements

         Consolidated  Balance Sheets                                     3

         Consolidated  Statements of Income                               5

         Consolidated  Statements of Cash Flows                           6

         Notes to Consolidated  Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

         Part II.  Other Information

Item 1.  Legal Proceedings                                               14

Item 2.  Change in Securities                                            14

Item 3.  Defaults Upon Senior Securities                                 14

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 5.  Other Information                                               14

Item 6.  Exhibits and Reports on Form 8-K                                14

         (a) Exhibits                                                    14
         (b) Reports on Form 8-K                                         14

         Signatures                                                      15

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                     Mar. 31,       Dec. 31,
                                                                       1999           1998
                                                                  ------------------------------
                                                                          (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                      $      3,805      $    2,032
   Accounts receivable, trade, less allowances for
     doubtful accounts of $1,653 and $1,780                             26,798          25,595
   Inventories                                                          29,005          30,981
   Due from parent                                                         590             249
   Other current assets                                                  2,569           2,964
                                                                  ----------------------------
Total current assets                                                    62,767          61,821

Other assets:
    Goodwill                                                            17,413          18,284
    Debt issuance costs                                                  3,087           3,203
    Other noncurrent assets                                              2,214           2,307
                                                                  -----------------------------
                                                                        22,714          23,794

Property, plant and equipment-net                                       47,912          49,360

                                                                  -----------------------------
            Total assets                                          $    133,393      $  134,975
                                                                  =============================


See accompanying notes.



                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                     Mar. 31,       Dec. 31,
                                                                       1999           1998
                                                                  ------------------------------
                                                                          (in thousands)


Liabilities and shareholder's deficit
Current liabilities:
   Notes payable                                                  $     4,325      $   12,667
   Current portion of long-term debt                                    2,198           2,555
   Accounts payable                                                    11,345           9,546
   Accrued liabilities                                                 14,019          10,958
                                                                  ---------------------------
Total current liabilities                                              31,887          35,726

Long-term debt, less current portion                                  112,027         107,954
Other liabilities                                                       6,425           7,004
                                                                  ---------------------------
Total liabilities                                                     150,339         150,684

Minority interest                                                       2,409           2,384

Shareholder's deficit:
   Common stock, no par value - authorized - 580,000 shares;
     issued - 526,904 shares; outstanding - 481,971 shares                  5               5
   Additional paid-in capital                                          10,153          10,153
   Retained deficit                                                   (22,392)        (22,508)
   Accumulated other comprehensive loss                                (3,689)         (2,311)
   Treasury stock, at cost                                             (3,432)         (3,432)
                                                                  ----------------------------
Total shareholder's deficit                                           (19,355)        (18,093)

                                                                  ----------------------------
Total liabilities and shareholder's deficit                       $   133,393      $  134,975
                                                                  ============================


See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)



                                                      Three months ended
                                                          March 31,
                                                     1999           1998
                                                 -----------------------------
                                                  (in thousands, except per
                                                        share amounts)

Net sales                                        $   39,236    $   38,703

Cost of sales                                        27,576        27,105
                                                 -----------------------------
Gross Profit                                         11,660        11,598

Selling, general and administrative
  expenses                                            8,267         7,412
                                                 -----------------------------
Operating income                                      3,393         4,186

Other expenses (income):
    Interest income                                     (23)           (5)
    Interest expense                                  3,167         2,990
    Minority interest                                    54            23
                                                 -----------------------------
                                                      3,198         3,008
                                                 -----------------------------
Income before income taxes                              195         1,178

Provision for income taxes                               79           524
                                                 -----------------------------
Net income                                       $      116    $      654
                                                 =============================

Net income per common share                      $      .24    $     1.36

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                       Three months ended
                                                                            March 31,
                                                                       1999          1998
                                                                   ----------------------------
                                                                          (in thousands)

Operating activities
Net income                                                          $     116     $     654
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                        1,729         1,474
   Loss (gain) on sale of property, plant and equipment                   (44)           15
   Minority interest in income of subsidiary                               54            23
   Changes in operating assets and liabilities net of effects from  purchases of operations:
     Accounts receivable                                               (1,847)       (1,157)
     Inventories                                                        1,040          (534)
     Accounts payable                                                   1,603          (466)
     Accrued liabilities                                                3,481         4,376
     Other                                                                 57           595
                                                                    -----------------------
Net cash provided by operating activities                               6,189         4,980

Investing activities
Purchases of operations, net of cash acquired                             -            (410)
Purchases of property, plant and equipment                             (1,820)       (2,244)
Proceeds from sale of property, plant and equipment                        90             2
Decrease in notes receivables and other assets                            317            74
                                                                    ------------------------
Net cash used in investing activities                                  (1,413)       (2,578)

Financing activities
Increase (decrease) in amounts due to parent                             (341)           34
Increase in notes payable and long-term debt                            7,857         1,511
Repayment of notes payable, lease obligations and long-term debt      (10,447)       (3,307)
                                                                    ------------------------
Net cash used in financing activities                                  (2,931)       (1,762)

Effect of exchange rate on cash and cash equivalents                      (72)          (13)
                                                                    ------------------------
Increase in cash and cash equivalents                                   1,773           627
Cash and cash equivalents at beginning of period                        2,032         2,349
                                                                    -----------------------
Cash and cash equivalents at end of period                          $   3,805     $   2,976
                                                                    =======================

See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 (in thousands)


1.  Basis of Presentation

The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of International Knife & Saw, Inc. and its consolidated subsidiaries, ("the Company"), necessary to present fairly the consolidated financial position and consolidated results of operations and cash flows of the Company. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998. The consolidated Balance Sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Certain 1998 amounts have been reclassified to conform to the current year presentation.

2.  Comprehensive Income

The Company includes unrealized gains and losses from minimum pension liablilities and foreign currency translation adjustments in other comprehensive income. During the first quarters of 1999 and 1998, total comprehensive loss amounted to $1,262 and $296, respectively, including $1,378 and $950 of other comprehensive losses related to foreign currency translation adjustments.

3.  Notes Payable and Long-Term Debt

                                                                                    March 31,         December 31,
                                                                                      1999                1998
                                                                                    ------------------------------
  Notes payable:
    Notes payable on demand in German  Marks to a German
      bank, issued under revolving credit agreements, interest
      payable quarterly                                                             $     142          $  7,922
    Notes payable on demand in Chinese Yuan Renminbi to
      Chinese banks, issued under revolving credit agreements,
      interest payable monthly                                                          1,815             1,259
    Notes payable on demand in U.S. Dollars to a German
      bank, issued under revolving credit agreements, interest
      payable quarterly                                                                 2,180             3,280
       Other                                                                              188               206
                                                                                    ---------------------------
                                                                                    $   4,325         $  12,667
                                                                                    ===========================

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


3.  Notes Payable and Long-Term Debt (Continued)

                                                                                   March 31,       December 31,
                                                                                     1999              1998
                                                                                -------------------------------
     Notes payable:
       Notes payable on demand in German  Marks to a German
         bank, issued under revolving credit agreements, interest
         payable quarterly                                                          $     142         $    7,922
       Notes payable on demand in Chinese Yuan Renminbi to Chinese banks, issued under revolving credit agreements, interest
         payable monthly                                                                1,815              1,259
       Notes payable on demand in U.S. Dollars to a German bank,
         issued under revolving credit agreements, interest payable
         quarterly                                                                      2,180              3,280
       Other                                                                              188                206
                                                                                    ----------------------------
                                                                                    $   4,325         $   12,667
                                                                                    ============================
     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                                   $  90,000         $  90,000
       Notes payable in German Marks to a German bank                                  17,971            12,830
       Notes payable in Chinese Yuan Renminbi to Chinese
         Banks                                                                          2,141             2,989
       Capitalized lease obligations in U.S. dollars to a U.S.
         Bank                                                                             650               721
       Promissory note payable in German Marks to a
         former shareholder of the Rolf Meyer Company                                     747               787
       Promissory note payable in Dutch Guilders to a
         former shareholder of the Diacarb Company                                      2,486             2,682
       Other                                                                              230               500
                                                                                    ---------------------------
                                                                                      114,225           110,509
     Less current portion                                                               2,198             2,555
                                                                                    ---------------------------
                                                                                    $ 112,027         $ 107,954
                                                                                    ===========================

At March 31, 1999, the Company had revolving credit facilities of $20,000 ($16,912 unused), DM 8,500 (all used), DM 7,500 (all used) and DM 8,500 (all used). A facility fee of 0.25% per annum is charged on the U.S. dollar facility.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

4. Income Taxes

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

5. Inventories

                                                 Mar. 31,          Dec. 31,
                                                   1999              1998
                                            ------------------------------------


     Finished goods                            $   19,729          $   20,373
     Work in process                                3,376               4,101
     Raw materials and supplies                     5,900               6,507
                                               ------------------------------
                                               $   29,005          $   30,981
                                               ==============================

6. Organization

The Company operates in one business segment - industrial knives and saws. The Company manufactures, markets and services primarily industrial knives and saws internationally, and its customers include distributors, original equipment manufacturers and customers purchasing replacement parts and services. The Company has a leading market share in each of the major sectors it serves: Paper & Packaging; Wood; Metal; and Plastic/Recycling. The Company's operations are principally in the United States, Germany and Canada, representing 58%, 23% and 8% of 1999 net sales, respectively. The Company plans to continue its international growth. As a result of the Company's broad product range and numerous applications, no customer accounts for more than 3% of net sales. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Sales attributable to German and Canadian operations are based on external sales generated by subsidiaries located in those countries.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

6. Organization (continued)

The following table summarizes the Company's United States, German, Canadian and other operations.


                                             Three months ended March 31,
                                             1999                   1998
--------------------------------------------------------------------------------
United States Operations:
  Net sales - Customers                $    22,639               $   24,370
  Long Lived Assets                         22,288                   20,106

German Operations:
  Net sales - Customers                $     9,049                $   8,441
  Long Lived Assets                         13,914                   12,266

Canadian Operations:
  Net sales - Customers                $    3,045                $    3,643
  Long Lived Assets                         1,106                     1,297

Other Operations:
  Net sales - Customers                $    4,503               $     2,249
  Long Lived Assets                        11,067                     5,747

Consolidated:
  Net sales                            $   39,236                $   38,703
  Long Lived Assets                        48,375                    39,416

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

Presence outside the U.S.

         The Company's North American operations account for 66% of its net sales and 61% of its operating income for the first quarter of 1999. Its other international operations account for the remainder and are located primarily in Europe, 31% of first quarter sales, and to a lesser extent in Asia.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Dutch, French, Canadian, Mexican and Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first quarter of 1999 to the first quarter of 1998, there was minimal effect on sales or net income. In addition, in the first quarter of 1999 there was a decrease in shareholder's equity from December 31, 1998 due to a $1.4 million change in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges its exposure by entering into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to six months.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

First  Quarter  ended March 31, 1999  Compared to First  Quarter ended March 31,
1998

         Net Sales: Net sales increased 1.4% to $39.2 million for the first quarter of 1999 from $38.7 million for the first quarter of 1998, primarily attributable to the fourth quarter 1998 Diacarb and Buland acquisitions, significantly offset by softness in the paper, wood and metal industries in the North American market caused by pricing pressures from Asian, South American, Russian and domestic competitors. The Company experienced sales reductions in its North American operations (8.5% to $25.8 million) for the first quarter of 1999 compared to the same period in 1998, primarily attributable to the factors noted above. The Company experienced sales improvements (27.6% to $13.4 million) in its other operations for the first quarter of 1999 compared to the same period in 1998 primarily attributable to the Diacarb and Buland acquisitions.

         Gross Profit: Gross profit increased slightly to $11.7 for the first quarter of 1999 up from $11.6 million for the same period in 1998, primarily attributable to the Diacarb and Buland acquisitions, significantly offset by the above mentioned factors. Gross margin decreased to 29.7% for the first quarter of 1999 compared to 30.0% for the same period in 1998 primarily attributable to softness in the North American market caused by the factors noted above. The Company experienced gross profit declines in its North American operations (14.9% to $7.4 million) for the first quarter of 1999 compared to the same period in 1998 primarily attributable to the factors noted above. The Company experienced gross profit improvements (48.3% to $4.3 million) in its other operations for the first quarter of 1999 compared to the same period in 1998, primarily attributable to the Diacarb and Buland acquisitions.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $8.3 million for the first quarter of 1999 compared to $7.4 million for the same period in 1998. The increase is primarily attributable to the Diacarb and Buland acquisitions. Selling, general and administrative expenses increased to 21.1% from 19.2% of sales for the respective periods.

         Interest Expense, net: Net interest expense increased to $3.1 million for the first quarter of 1999 from $3.0 million for the same period in 1998 due to higher average debt outstanding in the first quarter of 1999 compared to the first quarter of 1998.

         Income Taxes: The Company's effective tax rate decreased to 40.5% for the first quarter of 1999 compared to 44.5% for the same period in 1998, primarily attributable to lower tax rates in some foreign jurisdictions.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $16.9 million under existing credit facilities, will be sufficient to meet its capital requirements. As of March 31, 1999, the Company's total debt and shareholder's deficit was $118.6 million and $19.4 million, respectively.

         Net cash flow provided by operations aggregated $6.2 million for the first quarter of 1999 compared to $5.0 million provided for the same period in 1998. The increase was primarily attributable to a $1.5 million decrease in working capital needs.

         Cash used in investing activities for the first quarter of 1999 was $1.4 million as compared to $2.6 million for the same period in 1998. The decreased use of cash is primarily due to a $.5 increase in cash provided from increased sales of and reduced purchases of property, plant and equipment and $.4 million in purchases of operations in the first quarter of 1998.

          Cash used in financing activities for the first quarter of 1999 was $2.9 million as compared to $1.8 million used for the same period in 1998. The increased use of cash in the first quarter of 1999 primarily represents a $.8 million net decrease in debt borrowings.

Year 2000

         The Year 2000 problem exists because many computer systems and applications use two-digit fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

         In 1996, the Company began to develop a plan to upgrade its information systems to enable it to realize cost savings through centralization of functions that would result in reductions in working capital items such as inventory and accounts receivable. This plan also was developed to assess and resolve Year 2000 compliance issues potentially affecting the Company, both with respect to internal systems and systems on which the Company's major vendors, suppliers, and distributors are reliant. To date, the Company has completed the assessment phase of its internal information systems and an implementation plan to resolve potential problems has been developed. The Company is currently in the process of converting, modifying, and upgrading its systems and software to Year 2000 compliant systems and software, as necessary. The Company believes that about 75% of its critical systems are Year 2000 compliant, and that the remaining critical systems will be compliant by July 1999.

         The Company has also assessed the embedded systems that operate such items as manufacturing, phone, security, heating and air conditioning systems. This assessment was completed on September 30, 1998. Non-compliant embedded systems will be replaced or modified as necessary by July 1999.

         The Company has incurred approximately $3.3 million in costs primarily to upgrade its systems, and to a lesser extent to address Year 2000 issues. The Company estimates costs associated with scheduled system upgrades for the remainder of 1999 will approximate $1.3 million, including minor upgrades to address Year 2000 compliance issues. The Company anticipates that it will be able to achieve Year 2000 compliance with respect to internal systems and software and embedded systems and does not currently anticipate any material disruption in its business operations to achieve this goal.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

                     Exhibit
                        No.         Description
                     -------    -----------------------

                        27      Financial Data Schedule


(b)  Reports on Form 8-K

  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     INTERNATIONAL KNIFE & SAW, INC.


                     By: /s/ John E. Halloran
                         -----------------------------------------------------
                         John E. Halloran
                         President and Chief Executive Officer

                     By: /s/ William M. Schult
                         -----------------------------------------------------
                         William M. Schult
                         Vice President-Finance, Chief Financial
                         Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                         May 12, 1999

                                  EXHIBIT INDEX


                     Exhibit
                        No.         Description
                     -------    -----------------------

                        27      Financial Data Schedule