Form 10-Q
period 1999-06-30
INTERNATIONAL KNIFE & SAW INC
filed 1999-08-13
CIK 1027909

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

  [|X|] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934. For the quarterly period ended June 30,1999

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

                                  Yes |X| No __

As of July 31, 1999, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index


                                                                        Page No.
                  Part  I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                  3

                  Consolidated Statements of Income                            5

                  Consolidated Statements of Cash Flows                        6

                  Notes to Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

                  Part II.  Other Information

         Item 1.  Legal Proceedings                                           14

         Item 2.  Change in Securities                                        14

         Item 3.  Defaults Upon Senior Securities                             14

         Item 4.  Submission of Matters to a Vote of Security Holders         14

         Item 5.  Other Information                                           14

         Item 6.  Exhibits and Reports on Form 8-K                            14
                  (a) Exhibits
                  (b) Reports on Form 8-K                                     14


                  Signatures                                                  15

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                    June 30,      December 31,
                                                      1999            1998
                                                  ------------------------------
Assets                                                     (in thousands)
Current assets:
   Cash and cash equivalents                      $      3,575       $  2,032
   Accounts receivable, trade, less allowances
    for doubtful accounts of $1,694 and $1,780          25,517         25,595
   Inventories                                          27,401         30,981
   Due from parent                                       1,297            249
   Other current assets                                  2,786         2,964
                                                  ------------------------------
Total current assets                                    60,576         61,821

Other assets:
   Goodwill                                             16,927         18,284
   Debt issuance costs                                   2,970          3,203
   Other noncurrent assets                               2,312          2,307
                                                  ------------------------------
                                                        22,209         23,794

Property, plant and equipment-net                       47,394         49,360

                                                  ------------------------------
      Total assets                                  $  130,179     $  134,975
                                                  ==============================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                   June 30,      December 31,
                                                     1999            1998
                                                 -------------------------------
                                                          (in thousands)

Liabilities and shareholder's deficit
Current liabilities:
   Notes payable                                 $     4,458     $    12,667
   Current portion of long-term debt                   2,776           2,555
   Accounts payable                                    9,702           9,546
   Accrued liabilities                                10,835          10,958
                                                 -------------------------------
Total current liabilities                             27,771          35,726

Long-term debt, less current portion                 113,542         107,954
Other liabilities                                      6,712           7,004
                                                 -------------------------------
Total liabilities                                    148,025         150,684

Minority interest                                      2,448           2,384

Shareholder's deficit:
   Common stock, no par value - authorized -
    580,000 shares; issued - 526,904 shares;
    outstanding - 481,971 shares                           5               5
   Additional paid-in capital                         10,153          10,153
   Retained deficit                                  (23,196)        (22,508)
   Accumulated other comprehensive loss               (3,824)         (2,311)
   Treasury stock, at cost                            (3,432)         (3,432)
                                                    ----------------------------
Total shareholder's deficit                          (20,294)        (18,093)

                                                    ============================
Total liabilities and shareholder's deficit        $ 130,179    $    134,975
                                                    ============================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                              Quarter ended              Six months ended
                                                                 June 30,                    June 30,
                                                           1999          1998           1999          1998
                                                       -----------------------------------------------------
                                                               (in thousands, except per share amounts)

Net sales                                              $  37,280     $  37,334      $  76,516     $  76,037

Cost of sales                                             26,934        25,676         54,510        52,781
                                                       -----------------------------------------------------
Gross profit                                              10,346        11,658         22,006        23,256

Selling, general and administrative expenses               8,348         7,480         16,615        14,892
                                                       -----------------------------------------------------
Operating income                                           1,998         4,178          5,391         8,364

Other expenses (income):
    Interest income                                          (34)          (35)           (57)          (40)
    Interest expense                                       3,144         3,021          6,311         6,011
    Minority interest                                        127             -            181            23
                                                       -----------------------------------------------------
                                                           3,237         2,986          6,435         5,994
                                                       -----------------------------------------------------
Income (loss) before income taxes                         (1,239)        1,192         (1,044)        2,370

Provision (benefit) for income taxes                        (435)          531           (356)        1,055
Net (loss) income                                      $    (804)  $       661    $      (688)  $     1,315
                                                       =====================================================

Net (loss) income per common share                     $   (1.67)  $      1.37    $     (1.43)  $      2.73

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Six months ended
                                                                            June 30,
                                                                       1999          1998
                                                                   ----------------------------
                                                                         (in thousands)
Operating activities
Net (loss) income                                                  $     (688)   $    1,315
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                      3,307         3,024
     Loss on sale of property, plant and equipment                         31            22
     Minority interest in income of subsidiary                            181            23
     Changes in operating assets and liabilities, net of effects from purchases of operations:
         Accounts receivable                                             (754)          (87)
         Inventories                                                    2,605        (1,252)
         Accounts payable                                                (190)         (254)
         Accrued liabilities                                              821           398
         Other                                                           (337)          400
                                                                   ----------------------------
Net cash provided by operating activities                               4,976         3,589

Investing activities
Purchases of operations, net of cash acquired                               -        (1,219)
Purchases of property, plant and equipment                             (3,731)       (3,935)
Proceeds from sale of property, plant and equipment                       423            30
Decrease in notes receivable and other assets                             322            71
                                                                   ----------------------------
Net cash used by investing activities                                  (2,986)       (5,053)

Financing activities
Decrease in amounts due to parent                                      (1,048)          (86)
Increase in notes payable and long-term debt                           15,366         6,509
Repayment of notes payable and long-term debt                         (14,733)       (4,828)
Cash received from investees                                                -             4
                                                                   ----------------------------
Net cash (used) provided by financing activities                         (415)        1,599

Effect of exchange rates on cash and cash equivalents                     (32)          (69)
                                                                   ----------------------------

Increase in cash and cash equivalents                                   1,543            66
Cash and cash equivalents at beginning of period                        2,032         2,349
                                                                   ----------------------------
Cash and cash equivalents at end of period                         $    3,575    $    2,415
                                                                   ============================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 (in thousands)

1.  Basis of Presentation

The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of International Knife & Saw, Inc. and its consolidated subsidiaries ("the Company"), necessary to present fairly the consolidated financial position and consolidated results of operations and cash flows of the Company. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Certain 1998 amounts have been reclassified to conform to the current year presentation.

2.  Comprehensive Income

The Company includes minimum pension liabilities and foreign currency translation adjustments in other comprehensive income. During the first half of 1999 and 1998, total comprehensive (losses) gains amounted to $(2,201) and $567, respectively, including $1,513 and $748 of other comprehensive losses related to foreign currency translation adjustments.

3.  Notes Payable and Long-Term Debt

                                                                      June 30,    December 31,
                                                                       1999          1998
                                                                   ----------------------------
     Notes payable:
       Notes payable on demand in German  Marks to a German
         bank, issued under revolving credit agreements,
         interest payable quarterly                                   $ 1,634        $7,922
       Notes payable on demand in Chinese Yuan Renminbi to Chinese banks, issued under revolving credit agreements, interest
         payable monthly                                                1,700         1,259
       Notes payable on demand in U.S. Dollars to a German bank,
         issued under revolving credit agreements, interest payable
         quarterly                                                      1,050         3,280
       Other                                                               74           206
                                                                   ----------------------------
                                                                       $4,458       $12,667
                                                                   ============================

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


3.  Notes Payable and Long-Term Debt (continued)

                                                                      June 30,    December 31,
                                                                       1999          1998
                                                                   ----------------------------
     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                     $90,000       $90,000
       Notes payable in German Marks to a German bank                  17,197        12,830
       Notes payable in Chinese Yuan Renminbi to
          Chinese banks                                                 1,921         2,989
       Capitalized lease obligations in U.S. dollars to
          U.S. banks                                                    3,892           721
        Promissory note payable in German Marks to a
           former shareholder of the Rolf Meyer Company                   740           787
        Promissory note payable in Dutch Guilders to a
           former shareholder of the Diacarb Company                    2,413         2,682
       Other                                                              155           500
                                                                   ----------------------------
                                                                      116,318       110,509
     Less current portion                                               2,776         2,555
                                                                   ----------------------------
                                                                     $113,542      $107,954
                                                                   ============================

At June 30, 1999, the Company had revolving credit facilities of $20,000 ($16,015 unused), DM 8,500 (all used), DM 7,500 (all used) and DM 8,500 (all used). A facility fee of 0.25% per annum is charged on the U.S. dollar facility.

4. Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated Federal income tax return which includes the Company. The Company's provision/benefit for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The current and deferred tax expense and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision/benefit for United States income taxes is recorded to the intercompany account with IKS Corporation.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


5. Inventories

                                                 June 30,          December 31,
                                                   1999                1998
                                                -------------------------------


     Finished goods                              $ 18,746            $ 20,373
     Work in process                                3,738               4,101
     Raw materials and supplies                     4,917               6,507
                                                -------------------------------
                                                 $ 27,401            $ 30,981
                                                ===============================

6. Organization

The Company operates in one business segment - industrial knives and saws. The Company manufactures, markets and services primarily industrial knives and saws internationally, and its customers include distributors, original equipment manufacturers and customers purchasing replacement parts and services. The Company has a leading market share in each of the major sectors it serves: Paper & Packaging; Wood; Metal; and Plastic/Recycling. The Company's operations are principally in the United States, Germany and Canada, representing 57%, 23% and 8% of 1999 net sales, respectively. The Company plans to continue its international growth. As a result of the Company's broad product range and numerous applications, no customer accounts for more than 3% of net sales. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Sales attributable to German and Canadian operations are based on external sales generated by subsidiaries located in those countries.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

6. Organization (continued)

The following table summarizes the Company's United States, German, Canadian and other operations.


                                                  Six months ended June 30,
                                                  1999                 1998
--------------------------------------------------------------------------------
United States Operations:
  Net sales - Customers                        $ 43,623             $ 47,910
  Long Lived Assets                              22,157               20,498

German Operations:
  Net sales - Customers                        $ 17,764             $ 16,733
  Long Lived Assets                              13,841               13,306

Canadian Operations:
  Net sales - Customers                        $  5,941             $  7,014
  Long Lived Assets                               1,143                1,279

Other Operations:
  Net sales - Customers                        $  9,188             $  4,380
  Long Lived Assets                              10,813                5,341


Consolidated:
  Net sales                                    $ 76,516             $ 76,037
  Long Lived Assets                              47,954               40,424

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

General

         The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws. The Company has been manufacturing knives and saws for nearly 100 years, beginning in Europe and expanding its presence to the United States in the 1960s. The Company operates on an international basis with facilities in North America, Europe, Asia and South America and products sold in over 75 countries. The Company offers a broad range of products, used for various applications in numerous markets.

Presence outside the U.S.

         The Company's North American operations account for 65% of its net sales and 47% of its operating income for the first half of 1999. Its other international operations account for the remainder and are located primarily in Europe, 31% of first half sales, and to a lesser extent in Asia.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Dutch, French, Canadian, Mexican and Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first six months of 1999 to the first six months of 1998, there was minimal effect on sales or net income. In addition, in the first half of 1999 there was a decrease in shareholder's equity from December 31, 1998 due to a $1.5 million change in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges its exposure by entering into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to six months.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Second quarter and six months ended June 30, 1999 compared to second quarter and six months ended June 30, 1998

         Net Sales: Net sales remained constant at $37.3 million and increased .6% to $76.5 million for the second quarter and first half of 1999, respectively from $37.3 and $76.0 million for the same periods in 1998. The Company experienced sales declines in its North American operations of 10.7% and 9.6% to $24.1 and $49.9 million for the second quarter and first half of 1999, respectively, from $27.0 and $55.2 million for the same periods in 1998. The sales declines are primarily attributable to organizational issues and to a lesser extent due to pricing pressures from Asian, South American and domestic competitors that led to a loss of business in the major markets sectors the Company serves. The Company has addressed these organizational issues through several senior management changes, including the hiring of a new CEO. In its other operations, the Company experienced sales improvements of 28.2% and 27.9% to $13.2 and $26.6 million for the second quarter and first half of 1999, respectively, from $10.3 and $20.8 million for the same periods in 1998, primarily attributable to the Diacarb and Buland acquisitions.

         Gross Profit: Gross profit decreased 12.0% and 5.6% to $10.3 and $22.0 million for the second quarter and first half of 1999 down from $11.7 and $23.3 million for the same periods in 1998. Gross margin decreased to 27.8% and 28.8% for the second quarter and first half of 1999 compared to 31.2% and 30.6% in the second quarter and first half of 1998. The Company experienced gross profit declines in its North American operations of 32.6% and 23.9% to $6.0 and $13.4 million for the second quarter and first half of 1999, respectively, from $8.9 and $17.6 million for the same periods in 1998. The gross profit declines are primarily attributable to the above mentioned factors. Gross profit for the Company's other operations increased 53.6% and 50.9% to $4.3 and $8.6 million for the second quarter and first half of 1999, respectively, from $2.8 and $5.7 million for the same periods in 1998, primarily attributable to the Diacarb and Buland acquisitions.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $8.3 and $16.6 million for the second quarter and first half of 1999 as compared to $7.5 and $14.9 million for the same periods in 1998 and increased as a percentage of sales to 22.4% and 21.7% from 20.0% and 19.6% of sales for the respective periods. The increase is primarily attributable to the Diacarb and Buland acquisitions.

         Interest Expense, net: Net interest expense increased slightly to $3.1 and $6.3 million for the second quarter and first half of 1999 from $3.0 and $6.0 million for the same periods in 1998 due to higher average debt outstanding in the first half of 1999 compared to the first half of 1998.

         Income Taxes: Due to pre-tax losses in the second quarter and first half of 1999, the Company recorded tax benefits at effective tax rates of 35.1% and 34.1% respectively. For the same periods in 1998, the Company had pre-tax income and recorded tax provisions at an effective tax rate of 44.5%. The change in the effective tax rates from 1998 is due to significant changes in income contributions from the Company's operations in certain tax jurisdictions.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $16.0 million under existing credit facilities, will be sufficient to meet its capital requirements. As of June 30, 1999, the Company's total debt and shareholder's deficit was $120.8 million and $20.3 million, respectively.

         Net cash flow provided by operations aggregated $5.0 million for the first half of 1999 compared to $3.6 million for the same period in 1998. The increase was primarily attributable to a $3.1 million decrease in working capital needs, partially offset by a $2.0 million decrease in net income.

         Cash used in investing activities for the first half of 1999 was $3.0 million compared to $5.1 million for the same period in 1998. The decreased use of cash is primarily due to the acquisition in the first half of 1998.

         Cash used in financing activities for the first half of 1999 was $.4 million compared to $1.6 million of cash provided for the same period in 1998. The increased use of cash compared to the prior year is primarily due to repayments of amounts due to parent and decreased net borrowings in 1999 compared to 1998.

Year 2000

         The Year 2000 problem exists because many computer systems and applications use two-digit fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

         In 1996, the Company began to develop a plan to upgrade its information systems to enable it to realize cost savings through centralization of functions that would result in reductions in working capital items such as inventory and accounts receivable. This plan also was developed to assess and resolve Year 2000 compliance issues potentially affecting the Company, both with respect to internal systems and systems on which the Company's major vendors, suppliers, and distributors are reliant. To date, the Company has completed the assessment phase of its internal information systems and successfully implemented its plan to resolve potential problems. The Company believes that 100% of its critical systems are Year 2000 compliant.

         The Company has also assessed the embedded systems that operate such items as manufacturing, phone, security, heating and air conditioning systems. This assessment was completed in September 30, 1998. All non-compliant embedded systems have been replaced or modified as necessary.

         The Company has incurred approximately $3.8 million in costs primarily to upgrade its systems, and to a lesser extent to address Year 2000 issues. The Company estimates costs associated with scheduled system upgrades for the remainder of 1999 will approximate $.8 million.

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

         The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party Year 2000 compliance modification plans, and other factors. There can be no guarantee that the Company will be completely successful in its efforts to address Year 2000 issues, or that these estimates will be achieved and actual results could differ materially from these estimates. The Company has no contingency plans in place. To date, the Company has completed its Year 2000 project with respect to internal systems and discontinued the use of any non-compliant business systems.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Information required by Item 3 is included in Item 2 on page 11 of this form 10-Q.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

Item 2. Change in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

                    Exhibit
                      No.             Description
                    --------    --------------------------------
                      27        Financial Data Schedule


(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL KNIFE & SAW, INC.


                                     By: /s/ P. Daniel Miller
                                         ---------------------------------------
                                         P. Daniel Miller
                                         President and Chief Executive Officer

                                     By: /s/ William M. Schult
                                         ---------------------------------------
                                         William M. Schult
                                         Vice President-Finance, Chief
                                         Financial Officer, Treasurer and
                                         Secretary (Principal Financial and
                                         Accounting Officer)

                                     August 13, 1999

                                  EXHIBIT INDEX

                    Exhibit
                      No.             Description
                    --------    --------------------------------
                      27        Financial Data Schedule