Form 10-Q
period 1999-09-30
INTERNATIONAL KNIFE & SAW INC
filed 1999-11-12
CIK 1027909

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

  [|X|] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934.   For the quarterly period ended September 30, 1999

  [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934. For the transition period from ______ to _______

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

                                  Yes |X| No __

As of October 31, 1999, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
                  Part  I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                              3

                  Consolidated Statements of Income                        5

                  Consolidated Statements of Cash Flows                    6

                  Notes to Consolidated Financial Statements               7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         11

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                        13

                           Part II.  Other Information

         Item 1.  Legal Proceedings                                        14

         Item 2.  Change in Securities                                     14

         Item 3.  Defaults Upon Senior Securities                          14

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                         14

         Item 5.  Other Information                                        14

         Item 6.  Exhibits and Reports on Form 8-K                         14
                  (a) Exhibits
                  (b) Reports on Form 8-K                                  14

                  Signatures                                               15

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                    September 30,      December 31,
                                                                         1999              1998
                                                                  -------------------------------------
Assets                                                                       (in thousands)
Current assets:

   Cash and cash equivalents                                      $       3,093        $     2,032
   Accounts receivable, trade, less allowances for
     doubtful accounts of $1,787 and $1,780                              27,445             25,595
   Inventories                                                           28,255             30,981
   Due from parent                                                        1,961                249
   Other current assets                                                   2,267              2,964
                                                                  -------------------------------------
Total current assets                                                     63,021             61,821


Other assets:
    Goodwill                                                             16,981             18,284
    Debt issuance costs                                                   2,853              3,203
    Other noncurrent assets                                               2,333              2,307
                                                                  -------------------------------------
                                                                         22,167             23,794

Property, plant and equipment-net                                        47,397             49,360

                                                                  -------------------------------------
            Total assets                                          $     132,585        $   134,975
                                                                  =====================================



See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)




                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                  ---------------------------------------
                                                                              (in thousands)


Liabilities and shareholder's deficit
Current liabilities:
   Notes payable                                                   $      2,678          $    12,667
   Current portion of long-term debt                                      2,478                2,555
   Accounts payable                                                      10,214                9,546
   Accrued liabilities                                                   13,488               10,958
                                                                  ---------------------------------------
Total current liabilities                                                28,858               35,726

Long-term debt, less current portion                                    114,214              107,954
Other liabilities                                                         7,169                7,004
                                                                  ---------------------------------------
Total liabilities                                                       150,241              150,684

Minority interest                                                         2,511                2,384

Shareholder's deficit:
   Common stock, no par value - authorized - 580,000 shares;
      issued - 526,904 shares; outstanding - 481,971 shares                   5                    5
   Additional paid-in capital                                            10,153               10,153
   Retained deficit                                                     (23,486)             (22,508)
   Accumulated other comprehensive loss                                  (3,407)              (2,311)
   Treasury stock, at cost                                               (3,432)              (3,432)
                                                                  ---------------------------------------
Total shareholder's deficit                                             (20,167)             (18,093)

                                                                  =======================================
Total liabilities and shareholder's deficit                           $ 132,585            $ 134,975
                                                                  =======================================



See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)




                                                                          Quarter ended              Nine months ended
                                                                          September 30,                September 30,
                                                                       1999           1998          1999           1998
                                                                   ----------------------------------------------------------
                                                                           (in thousands, except per share amounts)

Net sales                                                          $    37,473   $    35,844    $   113,989   $   111,881

Cost of sales                                                           26,299        25,242         80,809        78,023
                                                                   ----------------------------------------------------------
Gross profit                                                            11,174        10,602         33,180        33,858

Selling, general and administrative expenses                             8,478         7,123         25,093        22,015
                                                                   ----------------------------------------------------------
Operating income                                                         2,696         3,479          8,087        11,843

Other expenses (income):
    Interest income                                                        (33)          (37)           (90)          (77)
    Interest expense                                                     3,093         3,026          9,404         9,037
    Minority interest                                                       75             5            256            28
                                                                   ----------------------------------------------------------
                                                                         3,135         2,994          9,570         8,988
                                                                   ----------------------------------------------------------

Income (loss) before income taxes                                         (439)          485         (1,483)        2,855

Income tax (benefit) provision                                            (150)          215           (506)        1,270
                                                                   ----------------------------------------------------------
Net (loss) income                                                  $      (289)  $       270    $      (977)  $     1,585
                                                                   ==========================================================

Net income (loss) per common share                                 $      (.60)  $       .56    $     (2.03)  $      3.29



See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                        Nine months ended
                                                                          September 30,
                                                                       1999          1998
                                                                   ----------------------------
                                                                         (in thousands)

Operating activities
Net (loss) income                                                  $     (977)   $    1,585
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                      5,030         4,391
     Loss on sale of property, plant and equipment                         34            40
     Minority interest in income of subsidiary                            256            29
     Changes in operating assets and liabilities, net of
       effects from purchases of operations:
         Accounts receivable                                           (2,482)          543
         Inventories                                                    1,844        (1,239)
         Accounts payable                                              (1,267)          265
         Accrued liabilities                                            5,378         3,607
         Other                                                            514           438
                                                                   ----------------------------

Net cash provided by operating activities                               8,330         9,659

Investing activities
Purchases of operations, net of cash acquired                               -        (1,288)
Purchases of property, plant and equipment                             (4,646)       (6,290)
Proceeds from sale of property, plant and equipment                       428           137
Decrease in notes receivable and other assets                             233            42
                                                                   ----------------------------
Net cash used by investing activities                                  (3,985)       (7,399)

Financing activities
Decrease in amounts due to parent                                      (1,712)          (86)
Increase in notes payable and long-term debt                           15,351         7,370
Repayment of notes payable and long-term debt                         (16,865)       (9,000)
Cash received from investees                                                -             4
                                                                   ----------------------------
Net cash used by financing activities                                  (3,226)       (1,712)

Effect of exchange rates on cash and cash equivalents                     (58)            5
                                                                   ----------------------------

Increase in cash and cash equivalents                                   1,061           553
Cash and cash equivalents at beginning of period                        2,032         2,350
                                                                   ----------------------------

Cash and cash equivalents at end of period                         $    3,093    $    2,903

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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Certain 1998 amounts have been reclassified to conform to the current year presentation.

2.  Comprehensive Income

The Company includes minimum pension liabilities and foreign currency translation adjustments in other comprehensive income. For the nine months ended September 30, 1999 and 1998, total comprehensive (losses) income amounted to $(2,074) and $1,665, respectively, including $(1,096) and $80 of other comprehensive (losses) gains related to foreign currency translation adjustments.

3.  Notes Payable and Long -Term Debt


                                                                       September 30,       December 31,
                                                                           1999                1998
                                                                      --------------------------------------

 Notes payable:
      Notes payable on demand in German  Marks to a German bank, issued under revolving credit agreements, interest
        payable quarterly                                                     $     816              $7,922
      Notes payable on demand in Chinese Yuan Renminbi to Chinese banks, issued under revolving credit agreements, interest
        payable monthly                                                           1,791               1,259
      Notes payable on demand in U.S. Dollars to a German bank,
        issued under revolving credit agreements, interest payable
        quarterly                                                                     -               3,280
      Other                                                                          71                 206
                                                                      ======================================
                                                                              $   2,678             $12,667
                                                                      ======================================

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)



3.  Notes Payable and Long-Term Debt (continued)

                                                                       September 30,       December 31,
                                                                           1999                1998
                                                                    ----------------------------------------
     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                               $90,000             $90,000
       Notes payable in German Marks to a German bank                            17,716              12,830
       Notes payable in Chinese Yuan Renminbi to
          Chinese banks                                                           1,800               2,989
       Capitalized lease obligations in U.S. dollars to
          U.S. banks                                                              3,740                 721
       Promissory note payable in German Marks to a
           former shareholder of the Rolf Meyer Company                             791                 787
       Promissory note payable in Dutch Guilders to a
           former shareholder of the Diacarb Company                              2,523               2,682
       Other                                                                        122                 500
                                                                    ----------------------------------------
                                                                                116,692             110,509
     Less current portion                                                         2,478               2,555
                                                                    ========================================
                                                                               $114,214            $107,954
                                                                    ========================================



At September 30, 1999, the Company had a DM 61,355 (US$33,385) committed global, multi-currency credit facility. Unused committed lines of credit from this global facility were US$18,516, compared to US$15,188 at December 31, 1998. A facility fee of 0.25% per annum is charged on the unused portion of the U.S. dollar component of the facility.

4. Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated Federal income tax return which includes the Company. The Company's provision/benefit for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The current and deferred tax provision and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision/benefit for United States income taxes is recorded to the intercompany account with IKS Corporation.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


5. Inventories

                                          September 30,       December 31,
                                              1999                1998
                                       -----------------------------------


     Finished goods                    $   18,442     $          20,373
     Work in process                        4,664                 4,101
     Raw materials and supplies             5,149                 6,507
                                       -----------------------------------
                                       $   28,255     $          30,981
                                       ===================================

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

                International Knife & Saw, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)

6. Organization (continued)

The following table summarizes the Company's United States, German, Canadian and other operations.


                                              Nine months ended September 30,
                                               1999                      1998
------------------------------------------------------------------------------
United States Operations:
  Net sales - Customers              $        65,240           $        71,024
  Long Lived Assets                           21,726                    20,931

German Operations:
  Net sales - Customers              $        26,602           $        25,374
  Long Lived Assets                           14,438                    14,044

Canadian Operations:
  Net sales - Customers              $         8,995           $         9,703
  Long Lived Assets                            1,074                     1,197

Other Operations:
  Net sales - Customers              $        13,152           $         5,780
  Long Lived Assets                           10,721                     5,145


Consolidated:
  Net sales                          $       113,989           $       111,881
  Long Lived Assets                           47,959                    41,317

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

Presence outside the U.S.

         The Company's North American operations account for 66% of its net sales and 44% of its operating income for the first nine months of 1999. Its other international operations account for the remainder and are located primarily in Europe, 30% of first nine months of sales, and to a lesser extent in Asia.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Dutch, French, Canadian, Mexican and Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first nine months of 1999 to the first nine months of 1998, there was minimal effect on sales or net income. In addition, in the first nine months of 1999 there was a decrease in shareholder's equity from December 31, 1998 due to a $1.1 million change in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges its exposure by entering into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to six months.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Third quarter and nine months ended September 30, 1999 compared to third quarter and nine months ended September 30, 1998

         Net Sales: Net sales increased 4.5% and 1.9% to $37.5 million and $114.0 million for the third quarter and first nine months 1999, respectively from $35.8 and $111.9 million for the same periods in 1998. The Company experienced sales declines in its North American operations of 4.2% and 7.9% to $24.9 and $74.8 million for the third quarter and first nine months of 1999, respectively, from $26.0 and $81.2 million for the same periods in 1998. The sales declines are primarily attributable to organizational issues and to a lesser extent due to pricing pressures from Asian, South American and domestic competitors that led to a loss of business in the major markets sectors the Company serves. The Company has addressed these organizational issues through several senior management changes, including the hiring of a new CEO. In its other operations, the Company experienced sales improvements of 27.3% and 27.7% to $12.6 and $39.2 million for the third quarter and first nine months of 1999, respectively, from $9.9 and $30.7 million for the same periods in 1998, primarily attributable to the Diacarb and Buland acquisitions.

         Gross Profit: Gross profit increased 5.4% and decreased 2.0% to $11.2 and $33.2 million for the third quarter and first nine months of 1999 from $10.6 and $33.9 million for the same periods in 1998. Gross margin increased to 29.8% and decreased to 29.1% for the third quarter and first nine months of 1999 compared to 29.6% and 30.3% in the third quarter and first nine months of 1998. The Company experienced gross profit declines in its North American operations of 15.0% and 21.5% to $6.5 and $19.9 million for the third quarter and first nine months of 1999, respectively, from $7.7 and $25.3 million for the same periods in 1998. The gross profit declines are primarily attributable to the above mentioned factors. Gross profit for the Company's other operations increased 62.1% and 54.7% to $4.7 and $13.3 million for the third quarter and first nine months of 1999, respectively, from $2.9 and $8.6 million for the same periods in 1998, primarily attributable to the Diacarb and Buland acquisitions.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $8.5 and $25.1 million for the third quarter and first nine months of 1999 as compared to $7.1 and $22.0 million for the same periods in 1998 and increased as a percentage of sales to 22.6% and 22.0% from 19.9% and 19.7% of sales for the respective periods. The increase is primarily attributable to the Diacarb and Buland acquisitions.

         Interest Expense, net: Net interest expense increased slightly to $3.1 and $9.4 million for the third quarter and first nine months of 1999 from $3.0 and $9.0 million for the same periods in 1998 due to higher average debt outstanding in the first nine months of 1999 compared to the first nine months of 1998.

         Income Taxes: Due to pre-tax losses in the third quarter and first nine months of 1999, the Company recorded tax benefits at effective tax rates of 34.2% and 34.1% respectively. For the same periods in 1998, the Company had pre-tax income and recorded tax provisions at an effective tax rate of 44.5%. The change in the effective tax rates from 1998 is due to significant changes in income contributions from the Company's operations in certain tax jurisdictions.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $18.5 million under existing credit facilities, will be sufficient to meet its capital requirements. As of September 30, 1999, the Company's total debt and shareholder's deficit was $119.4 million and $20.2 million, respectively.

         Net cash flow provided by operations aggregated $8.3 million for the first nine months of 1999 compared to $9.7 million for the same period in 1998. The decrease was primarily attributable to a $2.6 million decrease in net income.

         Cash used in investing activities for the first nine months of 1999 was $4.0 million compared to $7.4 million for the same period in 1998. The decreased use of cash is primarily due to reduced purchases of property, plant and equipment of $1.6 million compared to 1998 and to the acquisitions in 1998.

         Cash used in financing activities for the first nine months of 1999 was $3.2 million compared to $1.7 million for the same period in 1998. The increased use of cash compared to the prior year is primarily due to repayments of amounts due to parent and decreased net borrowings in 1999 compared to 1998.

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

         The Company has incurred approximately $4.1 million in costs primarily to upgrade its systems, and to a lesser extent to address Year 2000 issues. The Company estimates costs associated with scheduled system upgrades for the remainder of 1999 will approximate $.5 million.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits.
                    Exhibit
                        No.         Description
                    --------    ------------------------
                        27      Financial Data Schedule


(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERNATIONAL KNIFE & SAW, INC.


                                      By: /s/ P. Daniel Miller
                                          --------------------------------------
                                          P. Daniel Miller
                                          President and Chief Executive Officer


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

                                      November 12, 1999

                                  EXHIBIT INDEX


                    Exhibit
                        No.         Description
                    --------    -----------------------
                        27      Financial Data Schedule