Form 10-K
period 1999-12-31
INTERNATIONAL KNIFE & SAW INC
filed 2000-03-20
CIK 1027909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K


                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

(Mark One)

[X]       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF
          THE  SECURITIES EXCHANGE ACT OF 1934.

          For the year ended       December 31, 1999
                               ---------------------------
                                          OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _____________ to __________________

                        Commission file number:   333-17305
                                                --------------

                         International Knife & Saw, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               57-0697252
--------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

     1299 Cox Avenue, Erlanger, Kentucky                               41018
--------------------------------------------------------------------------------
     (Address of registrant's principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:    (606) 371-0333
                                                     -------------------
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

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

         As of January 1, 2000, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

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

                                     PART I

ITEM 1.  BUSINESS

General

         International Knife & Saw, Inc. ("IKS" or the "Company") is a wholly-owned subsidiary of IKS Corporation, a Delaware corporation. The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws, operating in an estimated worldwide market of at least $1.0 billion. The Company's products, which are consumed in the normal course of machine operation and need resharpening or replacement many times a year, are mounted in industrial machines and are used in virtually every facet of cutting, slitting, chipping and forming of materials. The Company serves the following major market sectors: (i) Wood (44% of 1999 net sales);
(ii) Paper & Packaging (41%); (iii) Metal (11%); and (iv) Plastic & Recycling (4%). The Company believes that it has a leading worldwide market share in each of these market sectors and that there is no other company that serves all four such sectors.

         IKS traces its origins to 1814, when Klingelnberg Soehne was founded in Germany as a textile and hardware trading house. Klingelnberg Soehne began manufacturing industrial knives and saws in the early 1900s and by 1940 was serving a variety of product segments. Klingelnberg Soehne expanded its sales into the North American market during the 1960s and subsequently established manufacturing and resharpening operations which were complemented by several strategic acquisitions. The Company was incorporated in 1973, and by 1991 it had acquired the European and North American operations of Klingelnberg Soehne. Since 1991, the Company has expanded its resharpening operations by adding an additional 21 service centers, commenced operations in Asia, Australia and Latin America and expanded its manufacturing operations by acquiring three manufacturing operations.

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

         The Recapitalization involved the following transactions: (i) the Existing Management Investors exchanged their holdings of capital stock issued by the Company for capital stock of IKS Corporation, and the Company became a wholly owned subsidiary of IKS Corporation; (ii) IKS Corporation amended its charter to change its corporate name from "The Klingelnberg Corporation" to "IKS Corporation" and to authorize three classes of capital stock, consisting of preferred stock (the "Corp. Preferred Stock"), voting common stock (the "Corp. Class A Stock") and non-voting common stock (the "Corp. Class B Stock" and, together with the Corp. Class A Stock, the "Corp.

Common Stock"); (iii) the issued and outstanding capital stock of IKS Corporation was exchanged for a recapitalization distribution (the "Recapitalization Distribution") which consisted of (a) approximately $86.6 million in cash and (b) Junior Subordinated Debentures of IKS Corporation (the "Corp. Debentures"), Corp. Preferred Stock and Corp. Class A Stock with an aggregate value of approximately $9.4 million issued to Arndt Klingelnberg, Diether Klingelnberg and certain Existing Management Investors; (iv) certain Existing Management Investors, together with certain other key employees of the Company who were not Existing Management Investors (the "New Management Investors" and, together with the Existing Management Investors, the "Management Investors"), purchased Corp. Debentures, Corp. Preferred Stock and Corp. Class A Stock from IKS Corporation for approximately $1.3 million in cash; and (v) Citicorp Venture Capital Ltd. ("CVC") purchased Corp. Debentures, Corp. Preferred Stock and Corp. Common Stock from IKS Corporation for $14.3 million in cash.

         The gross proceeds to the Company from the sale of the Notes, together with the aggregate investment of $15.6 million made in IKS Corporation by the Management Investors and CVC in connection with the Recapitalization, were used to (i) finance the cash portion of the Recapitalization Distribution (approximately $86.6 million), (ii) repay approximately $11.4 million of outstanding indebtedness referred to below and (iii) pay approximately $4.5 million of fees and expenses related to the transactions.

         In accordance with certain provisions contained in the documentation governing the Recapitalization, the amount of the Recapitalization Distribution was adjusted upwards by approximately $2.8 million in March, 1997, and such amount was paid in cash by the Company to the recipients of the Recapitalization Distribution.

Business Strategy

         The Company believes that it can enhance its leading market position through the continued implementation of its business strategy. Key elements of this strategy include (i) maximizing stable, high margin end-user sales; (ii) increasing its global manufacturing, sourcing and marketing capabilities through strategic alliances; (iii) expanding its own or independently owned network of resharpening service center operations, which increases direct access to end-users and enables the Company to capture both resharpening and additional replacement business; (iv) expanding and improving its product offering; (v) maintaining its focus on cost improvement opportunities; and (vi) continuing to evaluate acquisitions in the highly fragmented knife and saw industry. The Company is presently evaluating potential acquisition opportunities and as part of its strategy will continue to do so in the future. There can be no assurance that the Company will consummate any such acquisitions or, if consummated, the timing thereof.

Products and Markets

         The Company manufactures and sells its products in four major market sectors including (i) Wood (44% of 1999 net sales); (ii) Paper & Packaging (41%); (iii) Metal (11%); and (iv) Plastic & Recycling (4%). IKS offers an extensive variety of knives and saws which are mounted in industrial machines and are sold across a wide customer base and over numerous industries throughout the world. The Company's knives and saws are consumed in the normal course of machine operation and need resharpening or replacement many times per year.

Wood

         IKS believes it is the largest manufacturer of industrial wood knives and saws with 1999 net sales of approximately $67 million. Industrial wood knives and saws are utilized in applications by companies such as Weyerhauser Co. and Louisiana Pacific Corp. for sawing logs into specific dimensional sized lumber for use in the housing industry; by companies such as Georgia Pacific Corp., Willamette Industries and Boise Cascade Corp. for peeling large diameter logs into veneer for use in the production of plywood, paneling and furniture; and by companies such as Fletcher Challenge and International Paper Co., Inc. for the production of wood chips used in their pulp mills to produce fine paper, newsprint and craft paper. In addition, the Company's knives are used to cut wood into chips, used for fuel by wood and coal burning power plants as well as generating power and steam for large paper and pulp mills worldwide.

         Industrial wood cutting knives and saws are consumed in the normal course of operation and, due to their rough service applications, generally need resharpening as often as every six to eight hours and up to 40 to 50 times over the life of the product. Wood circular and band saws are generally resharpened and retensioned daily and replaced often.

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

          The market for wood cutting knives and saws is growing in Latin America and other developing regions as many of the nations in these regions begin to export products further along the production cycle. As the Company expands in these regions, it believes that it will benefit from the increased exportation of finished products. The Company is also using its service center operations to increase its sales, as more wood cutting operations are outsourcing their knife and saw servicing needs.

Paper & Packaging

         The Company believes it is the largest manufacturer and supplier of industrial paper & packaging knives with 1999 net sales of approximately $62 million. Among the Company's four major markets, the paper & packaging knife market is the largest and most diverse, with the widest variety of cutting methods. These knives are used in applications by companies such as Kimberly-Clark Corp., Fort James and Proctor & Gamble Co. for cutting and perforating tissue paper and paper towels and the production of disposable diapers; by companies such as Frito-Lay, Inc. and M&M Mars, Inc. which utilize Zig Zag knives to cut the top and bottom of snack food, salt and pepper and candy packages sold by convenience stores and fast food chains; and by companies such as Quebecor World, Champion International Corp. and RR Donnelly & Sons Co., Inc. for cutting and trimming paper in the production of copy paper, books and business forms. As a result of their many uses, paper & packaging knives represent the largest category of the Company's approximately 10,000 products with more than 2,500 paper & packaging knife products relating to every aspect of paper & packaging manufacturing and converting.

         Paper converting knives are made from a wide range of steel grades, from inlaid carbon steels to carbide. Recent trends in the paper industry, including an increase in the use of recycled fiber and a change in paper chemistry to more abrasive alkaline additives, have required upgrades by paper producers to higher quality, more expensive knife materials and designs which are better suited for more sophisticated and diverse cutting applications. As a result, the market for industrial paper converting knives is experiencing price and margin expansion as higher-end knives are increasing in demand. The Company has developed an expertise in the manufacture of these more sophisticated cutting tools which allow the paper converter to run longer and produce better quality cuts. The Company believes that few of its competitors have the expertise to manufacture machine knives out of the more expensive materials, which gives IKS a competitive edge and positions it to offer the most complete package of new knife products and services in the world paper market.

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

         Industrial paper knives are generally consumed rapidly in the normal course of operation and can need resharpening as often as once per week and 50 times over the life of the product. The Company has a strong presence in the knife servicing market in North America, capitalizing on the preference of users of paper knives to outsource their knife servicing needs rather than resharpen their knives themselves. Customers often find that the performance of these tools can be better maintained if the sharpening is outsourced to professional service shops having more specialized equipment and technically trained personnel. The Company believes that it has the largest network of Company-owned, strategically located service shops equipped with the IKS Hyperhone(TM) system, which system maintains new knife performance throughout the life of a tool and is not available at most other independent or in-house grinding shops. Through Company owned service facilities in strategic locations, IKS can offer customers a local supply of consumable cutting tools as well as factory trained service facilities to sharpen and maintain cutting tools for peak performance and productivity. In addition to Company owned service centers, the Company works very closely with independently owned dealers and regrind shops. The Company is continuously expanding its paper knife servicing business by educating paper mills on the benefits of outsourcing their knife resharpening needs to the Company's service centers.

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

Metal

         The Company believes it is the second largest manufacturer of metal knives with 1999 net sales of approximately $16 million. The Company's metal knives are used by steel processing facilities such as Heyco Corp., Edgecomb Metals Co. and Allegheny Ludlum Corp. and metal products manufacturers such as Deere & Co. Inc., Caterpillar, Inc. and Steelcase Corp.; in the cutting, shearing and chopping of steel being produced in steel mills used by companies such as Bethlehem Steel Corp., Rouge Steel Co. and USX Corp.; and in cutting metal sheets and slitting strips from rolls of sheet steel processed by companies such as California Steel Corp. and Joseph T. Ryerson & Son, Inc.

         Steel circular slitter knives are highly accurate, requiring thickness tolerances of up to 40 millionths of an inch for a high degree of precision and customization. There is a trend toward increased tensile strengths of metals and maximizing the efficiency of metal slitting machines. This trend requires tool technology that extends the normal resharpening cycle. The Company is a leader in this field, utilizing fine-grained raw materials, triple-tempered vacuum heat treatment procedures, and finely lapped surfaces which enable this degree of precision.
         In setting up their steel slitting lines, the Company's customers order knives specifically designed for the particular demands and characteristics of each production line. IKS offers expert technical and computer software assistance to companies setting up such a line. The Company has developed a proprietary software package, Slitting Assembly Very Easy ("SAVE"), which assists customers in choosing and setting up metal slitting knives. The IKS
(SAVE) technology makes use of custom computer software to guide the personnel setting up the arbor in the selection of the individual slitter knife and spacer combination to an exact thickness, assuring that, as the arbor is loaded, the accumulated error is maintained near zero. The accuracy of this knife clearance directly affects the cut edge quality of the steel strip. By offering this technology, as well as personal technical assistance, the Company is an integral part of the steel slitting knife purchasing process, which the Company believes increases the likelihood that a customer will choose an IKS product.

         Another method the Company utilizes to maintain its position with its customers of steel slitting knives is its focus on metal knife resharpening centers. Metal knives are consumable and generally need resharpening as often as once per week and as often as 100 times over the life of a product. Although most users of metal knives have expertise in metalworking processes, there is a trend in the United States to outsource their resharpening requirements due to the increasing sophistication and tolerance required of metal knives. IKS is capitalizing on this opportunity. The market for industrial metal knives is dependent upon the steel usage by numerous industries including the automotive industry and metal and consumer product manufacturers, such as aluminum can and appliance manufacturers.

Plastic & Recycling

         The Company believes it is one of the largest manufacturer of industrial plastic & recycling knives with 1999 net sales of approximately $6 million. Industrial plastic granulator knives are used for the manufacture of plastic, typically by companies such as Mobil Chemical Corp. and I.C.I. Americas, Inc. where pelletizing knives are used to cut plastic into small, precise pieces for processing; by companies such as E.I. DuPont de Nemours & Co. for cutting artificial fibers; by companies such as Wellman Inc. for recycling plastic containers; and by companies such as Waste Recovery Corp. for the environmental recycling of styrofoam, rubber and glass. The Company manufactures knives for all of these uses, as well as related knives used to cut computer tape, foil and film by companies such as Alcoa Aluminum Co. of America, Inc. and Eastman Kodak Co. and household products produced by Hasbro Corp. and Rubbermaid Inc.

         IKS is one of North America's largest manufacturer of plastic granulator knives and is also one of the largest manufacturers of such knives in Europe. The market for industrial plastic granulator knives is currently strong in Europe as a result of government mandated recycling programs and is also growing in North America due to the increased focus on the environment and recycling. There is a growing emphasis on recycling with respect to reclaiming the reusable value of material in plastic, rubber, glass and metal products, as well as with respect to easing the disposal of urban waste, medical waste, aluminum cans and soda bottles in accordance with environmental regulations.

         The Company is also a leader in the development and production of knives used in the size reduction and recycling of automobile tires and glass. The Company believes the use of tire granulating knives will continue to increase as new uses are developed for the reprocessed material. The Company believes that the recycling of copper and aluminum cable and wires will also increase as fiber optic and satellite communication technologies become more widespread. The Company manufactures the knives which are used in the granulator systems used in recycling these materials and is thus well positioned to benefit as demand for these products increases.

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

         The Company has one of the largest direct salesforces focused on industrial knives and saws. Complementing the Company's knowledgeable worldwide salesforce, the Company has a significant staff of product managers who are experts in their respective fields and are responsible for product coordination among the Company's salespeople, customers and manufacturing operations. The Company concentrates its sales efforts on end-users, which represent 92% of 1999 net sales, through its direct sales force, distributors, agents and Company-owned and independent resharpening service centers. The remaining 8% of the Company's net sales are to original equipment manufacturers ("OEMs") of cutting machines through its direct sales force.

         In order to better serve its customers, the Company strategically places its inventory around the world to best suit geographical and customer needs. This results in the Company being able to ship most products to the end-users more rapidly than many of its competitors.

         End-users -- Direct Salesforce and Company-Owned Service Centers. Approximately 65% of the Company's 1999 net sales were direct to end-users through the Company's salesforce and Company-owned service centers, representing approximately 7,500 customer accounts. The Company believes that it has been successful in selling to end-users because of its large and knowledgeable salesforce, broad product offering, customer service, the strategic placement of its inventory and its relationships with OEMs. The Company's salesforce develops close working relationships with end-users, continually providing customers with direct technical support, offering advice about the types of knives, materials and specifications which would be appropriate for their specific machines.

         The  Company is  afforded  additional  direct  access to  end-users  by providing resharpening services to end-users of both its own and its competitors' products through its 21 service centers, fourteen in the United States, three in Canada, one in the Netherlands, one in France, one in Mexico, and one in Chile. In addition to company-owned service centers, the Company works very closely in conjunction with a network of independently owned dealers and regrind shops. This enables the Company to create even closer customer relationships which better position it to be the first choice of the end-user when a replacement is needed. Since industrial knives and saws are consumable, and generally need resharpening at least once per week and as often as 50 times over the life of a product, resharpening revenues can be significantly in excess of the cost of the product.

         The resharpening service centers also act as distributors as they sell replacement knives and saws. By owning and operating these service centers, the Company can replace competitors' products with IKS products, including IKS products that the service center may not have previously sold. The Company believes that the number of service center users will continue to increase as a result of a slow but emerging trend toward outsourcing resharpening operations. This outsourcing trend results from end-users implementing overhead reductions and requiring expertise in resharpening blades that are increasingly more sophisticated in materials and design.

         End-users -- Distributors and Independent Service Centers. The Company sells approximately 27% of its net sales to end-users through distributors and independent resharpening service centers. The Company's long term relationships with these distributors, agents and independent resharpening service centers complements its salesforce by providing the opportunity to access additional niche markets. The Company will continue to utilize its distribution network to expand its sales reach and carry the IKS products in their inventory, ready to be sold to end-users.

         OEMs. Approximately 8% of IKS' 1999 net sales were directly to a variety of OEM manufacturers. The Company believes it is the leading supplier to the OEM market, placing the original knife or saw in the OEM machine, and has a close relationship with many of the major cutting machine manufacturers worldwide. The Company has developed and maintains these close relationships by providing advice to OEM manufacturers about the types of knives, materials and specifications which would be appropriate for their particular machines. In supplying over 350 OEMs, the Company's market managers have an enhanced ability to identify the needs of its customers and to coordinate the Company's technical capabilities with those needs. As a result, the Company believes that it has greater opportunities to place its products into OEM machines and by doing so provides itself with a competitive advantage in capturing the resultant end-user replacement sales.

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

         Joint Ventures. The Company also maintains its international presence through joint ventures in Asia, Australia, and Latin America. These include two joint ventures in China which commenced operations in January. The Company increased its interest from 51% to 80% in 1999 in both China joint ventures. These joint ventures sell products domestically within China and IKS exclusively exports these products to the rest of the world, providing the Company with a relatively low cost source of supply for resale to its customers. These joint ventures provide a distribution network for the Company to import its products from North America and Europe into the rapidly developing market in China as the economy expands and demands a greater variety of cutting tool products. The Company's other joint venture interests are a 42.5% interest in a distributor and service center in Chile which had net sales of approximately $1.0 million in 1999, a 30% interest in a distributor in the Philippines which had net sales of approximately $.9 million in 1999, and a 45% interest in a distributor in Australia which had net sales of approximately $.8 million in 1999.

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

         In 1995, the Company experienced an unexpected increase in the price of tool steel because of an unusual general market price increase which affected the knife industry worldwide. This price escalation was attributable to a major reduction in specialty tool steel production resulting from the closing of a major German steel mill and the consolidation of steel producers in Latin
America  and Europe  coupled  with a strong  demand for raw  materials  in North
America and Europe. Due to the unexpected nature of the price increase, the Company was not able to pass along this increase to its customers on a timely basis. The Company has taken measures to prevent such a reoccurrence by negotiating a 90-day fixed price term into most of its sales contracts as opposed to the previous one year term, increasing prices on a more regular basis and expanding the number of its steel suppliers.

Backlog Orders

         As of February 29, 2000, the dollar amount of backlog orders, which includes BMMS (see Note 13 on page II-29), believed by the Company to be firm totaled approximately $35 million. It is expected that a significant portion of all such orders will be filled during 2000. As of February 28, 1999 the dollar amount of backlog orders totaled approximately $37 million.

Competition

         The industrial knife and saw market is highly fragmented with numerous participants. The Company competes principally on the basis of price, service, delivery, quality and technical expertise. The Company's competitors vary in each of the market sectors that the Company serves. No single company which competes with the Company in all four of the market sectors that the Company serves and no single company is dominant in any of such market sectors. The Company believes that the reputation it has established over its long history for quality products, sales and service network and its in-depth product knowledge provide it with a competitive advantage in all the market sectors it serves.

Trademarks and Tradenames

         The Company markets its products under certain trademarks, including "IKS(TM)," "IKS Klingelnberg," "Cascade Southern", "Chromavan," "Chromalit," "Compaflex," "Compalloy," "Durakut," "Durapid," "Duritan," "Dynabloc(TM)," "Dynapren," "Dynatherm," "KeyMatic," "Hyperhone(TM)," "Klirit," "KSFmicroplan," "Novacrom(TM)," "Novador," "QCP," "Quality Cut Knife Maintenance Program and Design," "Rolf Meyer", "SAVE," "Sawyer's Choice," "Stop," "Surekut(TM)," "Systi-Matic", "Tecalloy(TM)," "Tecnolite(TM)," "Tungsten Carbide Quattro," "Diamond Cut," "New Wave," "Dialux," "Ultrid," and "Workalit." In addition, the Company uses the following tradenames: American Custom Metals; Ban-Carb; Buland; Canadian Knife & Saw; Diacarb; AK Vander Wijngaart Beheer; Diacarb Stansvormen; Mayemyton Trading; Durakut; Econokut; Hannaco; Hyperhone; IKS de Mexico; IKS Shanghai; Kodiak; SPS; Tuff-Tip; and Ultrakut.

Employees

         At December 31, 1999, the Company had 1,453 full-time employees. Of such employees, 780 were located in North America, 341 were located in Europe and 332 were located in Asia. The Company considers its relations with its employees to be good.

         The Company's employees are primarily non-union. The Company's Bergisch Born, Germany facility, its China facilities (operated in connection with its joint venture arrangements) and its Systi-Matic facility in Kirkland, Washington are the only facilities which employ union workers. The Company estimates that 45 of its German employees and 72 of its U.S employees are union members. The majority of the 315 employees at the facilities of the two China joint ventures are part of a governmental bargaining unit. The Company considers its relations with the unions to be good.

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

         The following table sets forth the location, square footage and principal functions of each of the Company's facilities.


                        Location                    Approx. Sq. Ft.             Use
              --------------------------------      ---------------  ---------------------------------

              North American Facilities
                Florence, SC...................          106,600     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Erlanger, KY (corporate                              Manufacturing/Service
                   Headquarters)...............           99,700     Center/Distribution/Sales
                Camden, AL.....................           44,700     Manufacturing/Service
                                                                     Center/Distribution/Sales
                McMinnville, OR................           55,000     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Granby, Quebec*................           20,000     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Langley, British Columbia........         19,200     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Elmhurst, IL*..................           18,500     Service Center/Distribution/Sales
                Kirkland,WA *..................           30,000     Manufacturing/Service
                                                                     Center/Distribution/Sales
                Milwaukie, OR *................            8,600     Manufacturing/Service Center
                Hot Springs, AR................            6,700     Distribution/Sales
                Atlanta, GA *..................            3,900     Service Center/Distribution/Sales
                Appleton, WI *.................            5,000     Service Center/Distribution/Sales
                Nashville, TN *................            2,400     Service Center/Distribution/Sales
                Bangor, ME.....................           12,400     Service Center/Distribution/Sales
                Mississauga, Ontario*..........           11,800     Service Center/Distribution/Sales
                West Monroe, LA................            7,500     Service Center/Distribution/Sales
                Richmond, VA *.................            7,400     Service Center/Distribution/Sales
                Mexico City, Mexico*...........            3,500     Service Center/Distribution/Sales
                Statesboro, GA*................            2,700     Service Center/Distribution/Sales
              European Facilities
                Bargteheide, Germany...........           64,500     Manufacturing/Distribution/Sales
                Bergisch Born, Germany.............       56,000     Manufacturing/Distribution/Sales
                Geringswalde, Germany..........           30,700     Manufacturing
                Rotterdam,  the Netherlands....           23,700     Service Center/Distribution/Sales
                Palaiseau, France..............           17,200     Service Center/Distribution/Sales
              Asian Facilities
                Jakarta, Indonesia*............            2,700     Distribution/Sales
                Kuala Lumpur, Malaysia*........            1,000     Distribution/Sales
              Joint Venture Facilities
                Shanghai, China** (80%)........           32,000     Manufacturing/Distribution/Sales
               Coffs Harbour, Australia*(45%)              2,000     Distribution/Sales
               Concepcion, Chile (42.5%).......            3,700     Service Center/Distribution/Sales
               Manila, Philippines (30%).......            2,500     Distribution/Sales

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

         IKS Corporation has two classes of common equity outstanding as well as two classes of preferred stock. As of March 1, 2000, there were 36 holders of IKS Corporation' outstanding common equity. In August and September 1997, IKS Corporation issued 11,319 shares of Class A Stock, 96 shares of Series A 12% Cumulative Compounding Preferred Stock and 96 shares of Series B 12% Cumulative Compounding Preferred Stock to Participants for total consideration of $305,190. During 1998, IKS Corporation issued 200 shares of Class A Stock, 24 shares of Series A 12% Cumulative Compounding Preferred Stock and 24 shares of Series B 12% Cumulative Compounding Preferred Stock to Participants for total consideration of $50,000. During 1999, IKS Corporation issued 312 shares of Class A stock, 2.4 shares of Series A 12% Cumulative Compounding Preferred Stock and 2.4 shares of Series B 12% Cumulative Compounding Preferred Stock to Participants for total consideration of $7,920. The above securities were purchased under certain employee stock purchase plans in reliance upon the exemptions available under Section 4 (2) of the Securities Act of 1993, as amended, and Regulation D thereunder. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         On November 6, 1996, IKS Corporation completed the Recapitalization. See "Item 1. Business - The Recapitalization." As part of the Recapitalization, the Company paid a special cash dividend of approximately $63.5 million to IKS Corporation to finance, in part, the cash portion of the Recapitalization Distribution. See "Item 1. Business - The Recapitalization."

         The Company did not pay any dividends in 1999 because the Indenture prohibits the Company from declaring or paying any dividend or making any distribution on account of the Company's equity interests unless certain conditions, as outlined in the Indenture, exist at the time of such payment. The Company is not prohibited from declaring or paying dividends in the form of capital stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1999. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's historical consolidated financial statements, including the notes thereto, included elsewhere herein.


                                                        Year Ended December 31
                                                        (dollars in thousands)
                                         1999         1998         1997         1996        1995
                                     -----------  -----------  -----------  ----------- --------

Operating Data:
Net sales                            $ 151,087    $ 150,132    $ 142,265    $ 118,996   $ 107,030
Cost of sales                          106,431      105,020       99,176       83,122      77,026
                                     ---------    ---------    ---------    ---------   ---------
  Gross profit                          44,656       45,112       43,089       35,874      30,004
Selling, general and administrative
  expenses                              34,517       30,299       27,681       23,952      19,734
                                     ---------    ---------    ---------    ---------   ---------
  Operating income                      10,139       14,813       15,408       11,922      10,270
Interest expense, net                   12,354       12,006       11,687        3,245       1,416
Minority interest                          295           71          174         (271)          -
                                     -----------  ---------    ---------    ----------  ---------
Income (loss) before income taxes       (2,510)       2,736        3,547        8,948       8,854
Provision for income taxes                 880        1,146        1,499        2,924       3,606
                                     ---------    ---------    ----------   ---------   ---------
Net income (loss)                    $  (3,390)   $   1,590    $   2,048    $   6,024   $   5,248
                                     ==========   ==========   ==========   =========   =========
Net income (loss) per common share   $   (7.03)   $    3.30    $    4.25    $   12.50   $   10.89

Other Data:
EBITDA (1)                           $  16,893    $  20,803    $  20,027    $  17,055   $  14,687
Net cash provided by operating
  activities                             6,889       10,694        7,282        9,999       2,963
Net cash used in investing
  activities                            (5,497)     (17,687)     (25,183)      (8,998)     (3,783)
Net cash (used) provided by
  financing activities                  (1,332)       6,690        8,676          965       4,494
Depreciation and amortization (2)        6,360        5,620        5,145        4,596       3,786
Capital expenditures (3)                 6,019        9,320        7,734        8,157       4,663
Gross margin                              29.6%        30.0%        30.3%        30.1%       28.0%
EBITDA margin                             11.2%        13.9%        14.1%        14.3%       13.7%
EBITDA including LIFO charges and
  credits                            $  16,499    $  20,434    $  20,553    $  16,518    $ 14,056

Balance Sheet Data:
Working capital                      $  28,869    $  26,095    $  32,910    $  40,753    $ 32,564
Total assets                           127,618      134,975      115,274      101,275      85,697
Debt (4)                               114,957      122,455      109,265      100,075      23,716
Shareholder's equity (deficit)         (22,846)     (18,093)     (19,607)    (19,644)      38,029


   (1)   EBITDA  is  defined  as   operating   income  plus   depreciation   and
         amortization  adjusted to exclude LIFO charges (credits) of $394, $370,
         ($526),  $537,  and $631 for the years ended  December 31, 1999,  1998,
         1997, 1996 and 1995, respectively. EBITDA should not be construed as an alternative  to  operating  income,  net  income  or  cash  flows  from operating  activities  (as  determined  in  accordance  with  generally accepted  accounting  principles)  and  should not be  construed  as an indication of the Company's  operating  performance  or as a measure of liquidity.  See  "Item  7.  Management's  Discussion  and  Analysis  of
         Financial  Condition  and Results of  Operations."  The EBITDA  measure presented  by the Company may not be  comparable  to  similarly  titled measures reported by other companies.

   (2) Depreciation and amortization as presented will not agree with amounts in the consolidated statement of cash flows because of the amortization of debt issuance costs reported below the operating income line.

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

Presence outside the U.S.

         The Company's North American operations accounted for 66% of its 1999 net sales. The Company's other international operations account for the remainder and are located primarily in Europe, 30% of 1999 sales, and to a lesser extent in Asia.

         Historically,  the  Company  had  focused  its sales  efforts  in North
America and Europe, only recently establishing itself in other areas of the world and has increased sales in these other markets from 1% in 1995 to 4% of 1999 net sales. During 1994, 1995, 1996 and 1997, the Company entered into joint ventures to establish itself in these emerging markets.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in Canada and European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Dutch, French, Canadian, Mexican, Chinese and other Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for 1999 to 1998, the weaker German Mark, Dutch Guilder, and French Franc had the translation effect of decreasing 1999 sales by $1.6, $.5 and $.5 million, respectively with immaterial impact on 1999 operating income. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally enters into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to twelve months.

         At December 31, 1999 the result of a hypothetical 10% adverse change in foreign currency rates would not significantly impact the Company's future results of operations, cash flows or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of the changes in exchange rates, changes in exchange rates also affect the volume of sales and the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in the potential change in sales levels or local currency prices.

Results of Operations

         The following table sets forth the items in the Company's consolidated statements of income as percentages of its net sales for the periods indicated:



                                                 Year Ended December 31,
                                               1999         1998         1997
                                            ----------   ---------    ----------

Net sales..............................        100.0%       100.0%       100.0%
Cost of sales..........................        (70.4)%      (70.0)%      (69.7)%
                                            ----------   ----------   ----------
Gross margin...........................         29.6%        30.0%        30.3%
Selling, general and administrative
     expenses..........................        (22.8)%      (20.2)%      (19.5)%
                                            ----------   ----------   ----------
Operating income.......................          6.8%         9.8%        10.8%
Interest expense, net..................          8.2%         8.0%         8.2%
Minority interest......................          0.2%         0.0%         0.1%
                                            ---------    ---------    ---------
Income (loss) before income
taxes..................................         (1.6)%        1.8%         2.5%
Provision for income taxes.............         (0.6)%       (0.8)%       (1.1)%
                                            ----------   ----------   ----------
          Net (loss) income............         (2.2)%        1.0%         1.4%
                                            ==========   =========    =========


         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

         Net Sales: Net sales increased .6% to $151.1 million in 1999 from $150.1 million in 1998. The Company experienced sales declines in its North American operations (6.5% to $99.2 million) compared to $106.1 million in 1998, primarily attributable to organizational issues and to a lesser extent due to pricing pressures from Asian, South American and domestic competitors that led to a loss of business in the major market sectors the Company serves. The Company has addressed these organizational issues through several senior management changes, including the hiring of a new CEO in May 1999. The Company experienced sales improvements (18.0% to $51.9 million) in its other operations compared to $44.0 million in 1998, primarily attributable to the Buland and Diacarb acquisitions in the fourth quarter of 1998.

         Gross Profit: Gross profit decreased slightly to $44.7 million in 1999 from $45.1 million in 1998. Gross margin also decreased slightly to 29.6% for 1999 compared to 30.0% for 1998. The Company experienced a significant decrease in gross profit in its North American operations (16.7% to $27.0 million) for 1999 compared to $32.4 million for 1998, while gross margin also significantly declined to 27.2% from 30.5%. The decrease in gross profit and gross margin is attributable to the factors noted above. The Company experienced significant gross profit improvements (39.4% to $17.7 million) in its other operations for 1999 compared to $12.7 million for 1998, while gross margin also significantly increased to 34.1% from 28.9%. The gross profit and gross margin improvement was primarily due to the fourth quarter 1998 acquisitions of Buland and Diacarb.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") were $34.5 million for 1999 compared to $30.3 million for 1998 and increased to 22.8% of sales from 20.2% of sales for the respective periods. The increase in SG&A was primarily due to the Diacarb and Buland acquisitions and to a lesser extent due to reorganization costs in North America.

         Interest Expense, net: Net interest expense increased to $12.4 million in 1999 from $12.0 in 1998 due to an increase in borrowings primarily related to the Diacarb and Buland acquisitions in the fourth quarter of 1998 and increased working capital needs due to the drop in sales in North America.

         Income Taxes: Due to pre-tax losses in the United States in 1999 for which the Company did not fully realize the related current tax benefits in accordance with income tax accounting rules, and as a result of pre-tax income in the Company's other operations for which the Company recorded related tax provisions, the Company has recorded a consolidated provision for income tax on a consolidated pre-tax loss of $2,510. The Company's effective tax rate was 41.9% in 1998. The significant change in income taxes from 1998 is due to the above factors and significant changes in income contributions for the Company's operations in certain tax jurisdictions.

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

         Net Sales: Net sales increased 5.5% to $150.1 million in 1998 from $142.2 million in 1997, primarily attributable to 1998 and 1997 acquisitions, significantly offset by softness in the wood, paper, and metal industries caused by pricing pressures from Asian, South American, Russian and domestic competitors. The Company experienced sales improvements in its North American operations (2.6% to $106.1 million) compared to $103.4 million in 1997, primarily attributable the above mentioned factors and the negative translation effects of a weaker Canadian dollar that had the effect of decreasing sales by $.7 million. The Company experienced sales improvements (13.1% to $44.0 million) in its other operations compared to $38.9 million in 1997, attributable to increased sales from the Buland and Diacarb acquisitions in the fourth quarter of 1998 which accounted for about half of the increase, and the Rolf Meyer acquisition in the second quarter of 1997, partially offset by the factors noted above.

         Gross Profit: Gross profit increased to $45.1 million in 1998 up from $43.1 million in 1997, primarily attributable to the 1998 and 1997 acquisitions, significantly offset by the softness in the wood paper and metal industries caused by pricing pressures from Asian, South American, Russian and domestic competitors. Gross margin decreased slightly to 30.0% for 1998 compared to 30.3% for 1997. The Company experienced gross profit improvements in its North American operations (.6% to $32.4 million) for 1998 compared to $32.2 million for 1997, although gross margin declined to 30.5% from 31.2%. The increase in gross profit and slight decline in gross margin is attributable to the factors noted above. The Company also experienced gross profit improvements (16.5% to $12.7 million) in its other operations for 1998 compared to $10.9 million for 1997, and gross margin increased to 28.9% from 28.0%. The gross profit improvement was primarily due to the fourth quarter 1998 acquisitions of Buland and Diacarb and the second quarter 1997 Rolf Meyer acquisition, partially offset by the factors noted above.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $30.3 million for 1998 compared to $27.7 million for 1997 and increased to 20.2% of sales from 19.5% of sales for the respective periods. The increase in SG&A was primarily due to acquisitions.

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

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $16.8 million under existing credit facilities, will be sufficient to meet its capital requirements. The 11-3/8% Notes impose, and other debt instruments of the Company may impose, various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. As of December 31, 1999, the Company's total long term debt and shareholder's deficit was $114.9 million and $22.9 million, respectively.

         Net cash flow from operations aggregated $6.9 million for 1999 as compared to $10.7 million for 1998. The decrease was primarily attributable to a $5.0 million decrease in net income offset by a $.9 million decrease in working capital and additional depreciation and amortization of $.7 compared to 1998. Net cash flow from operations aggregated $10.7 million for 1998 as compared to $7.3 in 1997. The increase was primarily attributable to a $2.7 million decrease in working capital compared to 1997.

         Cash used in investing activities for 1999 was $5.5 million as compared to $17.7 million for 1998 and $25.2 million of 1997. The decrease in use of cash compared to 1998 was primarily attributable to a $8.9 million decrease in purchases of operations net of cash acquired and $3.3 million less capital expenditures. The decrease in 1998 from 1997 was primarily due to a $7.8 million decrease in purchases of operations net of cash acquired.

         Cash used in financing activities for 1999 was $1.3 million as compared to cash provided of $6.7 million for 1998 and $8.7 million in 1997. The 1999 use of cash is primarily due to repayments of $.9 million due to parent and $.5 million net payments of notes payable and long-term debt. The cash provided by financing activities in 1998 primarily represents a net increase of $7.5 million in notes payable and long term debt due primarily to the acquisitions of Buland and Diacarb in the fourth quarter of 1998, offset by a $.8 million decrease in amounts due to parent.

         The Company is currently involved in discussions with potential acquisition candidates. If consummated, the consideration for such acquisitions would likely be funded from a combination of the Company's existing cash and cash equivalent balances as well as its borrowing availability under its senior credit facilities. However, any material acquisitions could require the Company to obtain additional sources of financing. There can be no assurance that the Company will consummate any such acquisitions or, if consummated, the timing thereof.

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize any derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the new Statement will have a significant effect on its earnings or financial position.


Impact of Year 2000

         The Company has addressed the Year 2000 issue by both replacing and modifying its existing mission critical information and non-information technology systems. In 1996, the Company began to develop a plan to upgrade its information systems to enable it to realize cost savings through centralization of functions that would result in reductions in working capital items such as inventory and accounts receivable. This plan also was developed to assess and resolve Year 2000 compliance issues potentially affecting the Company, both with respect to internal systems and systems on which the Company's major vendors, suppliers, and distributors are reliant. In the first quarter of 1999, the Company completed its remediation and testing of systems, and was fully Y2K compliant as of June 1, 1999. As a result of those planning and implementation efforts, as of the filing date of this Form 10-K, the Company has experienced no significant disruptions in mission critical information technology and non-information technology systems and concludes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company spent approximately $4.5 million primarily to upgrade its systems and to a lesser extent to address Year 2000 issues. No further expenses of a material nature are anticipated. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by Item 7a is included in Item 7 on page II-3 of this form 10-K.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INTERNATIONAL KNIFE & SAW, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

   Report of Independent Auditors......................................    II-8
   Consolidated Balance Sheets as of December 31, 1999 and 1998........    II-9
   Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997..................................    II-11
   Consolidated Statements of Changes in Shareholder's Deficit
     for the years ended December 31, 1999, 1998 and 1997..............    II-12
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997..................................    II-13
   Notes to Consolidated Financial Statements..........................    II-14

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
International Knife & Saw, Inc.

         We have audited the accompanying consolidated balance sheets of International Knife & Saw, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholder's deficit, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Knife & Saw, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   ERNST & YOUNG LLP

Cincinnati, Ohio
March 3, 2000

                International Knife & Saw, Inc. and Subsidiaries

                           Consolidated Balance Sheets




                                                               December 31,
                                                          1999           1998
                                                       -------------------------
                                                             (in thousands)
Assets
Current assets:
  Cash and cash equivalents                           $    1,862      $    2,032
  Accounts receivable, trade, less allowances for
    doubtful accounts of $1,856 and $1,780                 25,620         25,595
  Inventories                                              27,922         30,981
  Due from parent                                           1,159            249
  Other current assets                                      2,759          2,964
                                                      --------------------------
Total current assets                                       59,322         61,821

Other assets:
  Goodwill                                                 17,015         18,284
  Debt issuance costs                                       2,736          3,203
  Other noncurrent assets                                   2,163          2,307
                                                       -------------------------
                                                           21,914         23,794

Property, plant and equipment-net                          46,382         49,360

                                                       =========================
        Total assets                                   $  127,618     $  134,975
                                                       =========================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                              December 31,
                                                          1999           1998
                                                      --------------------------
                                                             (in thousands)
Liabilities and shareholder's deficit

Current liabilities:
  Notes payable                                         $    4,362    $  12,667
  Current portion of long-term debt                          2,465        2,555
  Accounts payable                                          13,007        9,546
  Accrued liabilities                                       10,619       10,958
                                                        ------------------------
Total current liabilities                                   30,453       35,726

Long-term debt, less current portion                       112,391      107,954
Other liabilities                                            6,557        7,004
                                                        ------------------------
Total liabilities                                          149,401      150,684

Minority interest                                            1,063        2,384

Shareholder's deficit:
  Common stock,  no par value - authorized - 580,000
    shares;  issued - 526,904 shares; outstanding -
    481,971 shares                                              5             5
  Additional paid-in capital                               10,153        10,153
  Accumulated deficit                                     (25,898)      (22,508)
  Accumulated other comprehensive loss                     (3,674)       (2,311)
  Treasury stock, at cost                                  (3,432)       (3,432)
                                                     ---------------------------
Total shareholder's deficit                               (22,846)      (18,093)

                                                      ==========================
      Total liabilities and shareholder's deficit         127,618     $  134,975
                                                      ==========================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                        Consolidated Statements of Income




                                                      Year Ended December 31,
                                                 1999         1998           1997
                                             --------------------------------------------
                                               (in thousands, except per share amounts)

Net sales                                      $ 151,087      $ 150,132     $ 142,265

Cost of sales                                    106,431        105,020        99,176
                                             --------------------------------------------
Gross profit                                      44,656         45,112        43,089

Selling, general and administrative
  expenses                                        34,517         30,299        27,681
                                             --------------------------------------------
Operating income                                  10,139         14,813        15,408

Other expenses (income):
    Interest income                                 (141)          (175)         (261)
    Interest expense                              12,495         12,181        11,948
    Minority interest                                295             71           174
                                             --------------------------------------------
                                                  12,649         12,077        11,861
                                             --------------------------------------------
Income (loss) before income taxes                 (2,510)         2,736         3,547

Provision for income taxes                           880          1,146         1,499
                                             ============================================
Net income (loss)                            $    (3,390)   $     1,590   $     2,048
                                             ============================================

Net income (loss) per common share           $     (7.03)   $      3.30   $      4.25

See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholder's Deficit


                                                                                      Accumulated
                                                        Additional                       Other                         Total
                                             Common       Paid-in     Accumulated    Comprehensive     Treasury    Shareholder's
                                             Stock        Capital       Deficit      Income (Loss)      Stock         Deficit
                                           ----------- -------------- ------------- ---------------- ------------- ---------------
                                                                               (in thousands)

Balance at December 31, 1996               $       5   $   10,153      $ (26,146)      $       (224)   $ (3,432)     $  (19,644)

  Net income for the year                                                  2,048                                          2,048
  Foreign currency translation
    adjustments, net of tax of $537                                                          (2,011)                     (2,011)
                                                                                                                   ---------------
  Total comprehensive income                                                                                                 37
                                           ----------- -------------- ------------- ---------------- ------------- ---------------

Balance at December 31, 1997                       5        10,153       (24,098)         (2,235)        (3,432)        (19,607)
  Net income for the year                                                  1,590                                          1,590
  Minimum pension liability adjustment                                                      (297)                          (297)
  Foreign currency translation
  adjustments, net of tax of $50                                                             221                            221
                                                                                                                   ---------------
  Total comprehensive income                                                                                              1,514
                                           ----------- -------------- ------------- ---------------- ------------- ---------------

Balance at December 31, 1998                       5        10,153       (22,508)         (2,311)        (3,432)        (18,093)
  Net loss for the year                                                   (3,390)                                        (3,390)
  Minimum pension liability adjustment                                                       222                            222
  Foreign currency translation
    adjustments, net of tax of $17                                                        (1,585)                        (1,585)
                                                                                                                   ---------------
  Total comprehensive loss                                                                                               (4,753)
                                           ----------- -------------- ------------- ---------------- ------------- ---------------

Balance at December 31, 1999               $       5   $    10,153     $ (25,898)    $    (3,674)(A)  $  (3,432)    $   (22,846)

                                           =========== ============== ============= ================ ============= ===============


(A) At December 31, 1999, accumulated other comprehensive income was a loss of $3,674 comprised of net foreign currency translation adjustments of $3,599 and a minimum pension liability of $75.

See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                 Year ended December 31,
                                                             1999          1998           1997
                                                        -------------------------------------------
                                                                      (in thousands)

Operating activities
Net (loss) income                                          $  (3,390)    $    1,590      $  2,048
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
     Depreciation and amortization                             6,827          6,087         5,606
     Deferred income taxes                                       432          1,032           699
     Loss (gain) on sale of property, plant and                   51             89          (342)
       equipment
     Minority interest in income of subsidiary                   295             71           174
     Changes in operating assets and liabilities net
       of effects from purchases of operations:
         Accounts receivable                                  (1,164)         1,832        (1,526)
         Inventories                                           1,936           (336)          811
         Accounts payable                                      1,078           (502)        1,357
         Accrued liabilities                                   1,393             31        (2,478)
         Other                                                  (569)           800           933
                                                        -------------------------------------------
Net cash provided by operating activities                      6,889         10,694         7,282

Investing activities
Purchases of operations, net of cash acquired                   (650)        (9,418)      (17,198)
Purchases of property, plant and equipment                    (6,019)        (9,320)       (7,734)
Proceeds from sale of property, plant and equipment              578            349           411
Decrease (increase) in notes receivable and other                594            702          (662)
assets
                                                        -------------------------------------------
Net cash used in investing activities                         (5,497)       (17,687)      (25,183)

Financing activities
Decrease in amounts due to parent                               (910)          (810)         (559)
Increase in notes payable and long-term debt                  20,175         20,538        15,457
Repayment of notes payable and long-term debt                (20,631)       (13,042)       (6,257)
Cash received from investees                                      34              4            35
                                                        -------------------------------------------
Net cash (used) provided by financing activities              (1,332)         6,690         8,676

Effect of exchange rate on cash and cash equivalents            (230)           (14)         (127)
                                                        -------------------------------------------

Decrease in cash and cash equivalents                           (170)          (317)       (9,352)
Cash and cash equivalents at beginning of year                 2,032          2,349        11,701
                                                        ===========================================
Cash and cash equivalents at end of year                $      1,862   $      2,032  $      2,349
                                                        ===========================================

See accompanying notes.



                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 (in thousands)


1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of International Knife & Saw, Inc. and its majority-owned subsidiaries (the "Company"). Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Amortization of Intangibles

Goodwill is being amortized over 10-40 years by the straight-line method. The carrying value of goodwill is periodically reviewed using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. Amortization charged to earnings amounted to $731, $633 and $489 for 1999, 1998 and 1997, respectively. As of December 31, 1999, accumulated goodwill amortization was $2,658.

Debt issuance costs, which originated in 1996, are being amortized over the ten-year life of the related debt. Amortization of debt issuance costs charged to earnings amounted to $467, $467 and $461 for 1999, 1998 and 1997, respectively. As of December 31, 1999, accumulated amortization was $1,479.

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

Reclassification

Certain 1998 and 1997 amounts have been reclassified to conform to the current year presentation.

Net (Loss) Income Per Common Share

Net (loss) income per common share is based on the weighted average number of common shares outstanding, which amount has remained unchanged at 481,971 shares for 1999, 1998 and 1997, respectively. The Company does not have any common stock equivalents.

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

Foreign Currency Forwards

To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges by entering into foreign exchange and U.S. dollar forward contracts. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies or U.S. dollars at specified exchange rates on specified dates or to make an equivalent foreign currency or U.S. dollar payment equal to the value of such exchange. Discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives using the straight-line method while realized and unrealized gains and losses resulting from changes in the spot exchange rate (included those from open, matured, and terminated contracts), net of related taxes, are included in the accumulated other comprehensive loss in shareholders' deficit (the deferral accounting method). The related amounts due to or from counterparties are included in other assets or other liabilities. The unrecognized gains or losses were immaterial at year end.

Accounting Changes

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize any derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the new Statement will have a significant effect on its earnings or financial position.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

2.  Acquisitions

In November, 1999, the Company acquired an additional 29% interest in its two Chinese joint venture companies, Shanghai IKS Lida Mechanical Blade Co., Ltd. and Shanghai IKS Mechanical Blade Co., Ltd. for approximately $1,100. There was no goodwill recorded on this acquisition.

In November, 1998, the Company acquired all of the shares of A.K. van der Wijngaart Beheer B.V. and subsidiaries ("Diacarb"). Diacarb's business includes the regrinding and distribution of industrial knives in the Netherlands, Belgian and Luxembourg markets. Diacarb is also involved in the manufacture of stansformen (molds to punch holes) for the carton industry. Diacarb is located in Rotterdam, the Netherlands. The purchase price consisted of 12,000 Dutch guilders in cash (approximately $6,250), financed from existing lines of credit, 1,088 Dutch guilders (approximately $567) in assumed debt, and a 5.0% promissory note to the Seller for 5,000 Dutch guilders (approximately $2,605), subject to post closing adjustments. The promissory note is payable in installments of 1,000 Dutch guilders (approximately $521) on January 15, 2000, and 2,000 Dutch guilders (approximately $1,042) on January 15, 2001 and 2002. The acquisition was accounted for under the purchase method. Goodwill totaled $4,683 on this acquisition.

In October, 1998, the Company executed an agreement to purchase the shares of Buland S.A. ("Buland") for 8,700 French Francs (approximately $1,560) in cash and 2,175 French Francs (approximately $395) in assumed debt, subject to post-closing adjustments. Headquartered in France, Buland is a reseller and regrinder of industrial knives for the printing industry and reseller of rotary and flexible dies, with annual sales of 36,000 French Francs (approximately $6,545). The acquisition was accounted for under the purchase method and was financed from borrowings under the Company's existing revolving credit facilities. Additional consideration is contingent upon Buland achieving certain annual earnings and is payable in 2002. Goodwill totaled $558 on this acquisition.

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

In October and November, 1997, the Company completed acquisitions of the assets of four strategically located service centers for approximately $1,300 in cash and a $75 promissory note to one of the sellers, subject to post-closing adjustments. The acquisitions were financed from available cash balances. In October, 1997, the Company acquired Parker Industrial Tool Company, Nashville, TN; Stafford Grinding

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)



2. Acquisitions (continued)

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

In April, 1997, the Company purchased the assets of Systi-Matic Company and affiliated entities ("Systi- Matic") for $6,400 in cash, post-closing contingent payments of $1,200 for achieving certain annualized earnings levels and $1,100 in assumed debt, subject to post-closing adjustments. Headquartered in Seattle, WA, Systi-Matic is the largest U.S. producer of carbide edger saws and the largest independent provider of stock saws for the secondary industry in North America with annual sales of approximately $18,000. The acquisition was accounted for under the purchase method and was financed from available cash balances. Goodwill totaled approximately $4,280 on this acquisition.

The  consolidated   financial  statements  include  the  results  of  operations generated by and financial position of the above acquisitions from the dates of acquisition.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

3. Inventories

                                                       December 31,
                                                   1999            1998
                                            -------------------------------
     Finished goods                              $   17,120     $   20,373
     Work in process                                  5,088          4,101
     Raw materials and supplies                       5,714          6,507
                                            ===============================
                                                   $ 27,922       $ 30,981
                                            ===============================

Inventories include approximately $14,285 in 1999 and $16,220 in 1998 determined by the LIFO method. If the cost of LIFO inventories had been determined by the FIFO method for financial reporting, they would have been approximately $3,806 and $3,412 higher than the amounts reported at December 31, 1999 and 1998, respectively.

4. Property, Plant and Equipment-Net

                                                            December 31,
                                                        1999            1998
                                              ---------------------------------

     Land and land improvements                        $ 5,784         $ 6,274
     Buildings and leasehold improvements               16,875          16,826
     Machinery and equipment                            50,119          45,015
     Furniture and fixtures                              4,020           4,485
     Construction in progress                              740           3,729
     Motor vehicles                                      2,432           2,498
                                              ---------------------------------
                                                        79,970          78,827
      Less accumulated depreciation                     33,588          29,467
                                              =================================
                                                       $46,382         $49,360
                                              =================================


Depreciation expense, including depreciation for assets under capital lease, was $5,629, $4,987 and $4,656, for 1999, 1998 and 1997, respectively. Depreciation is provided for on the straight-line method over the following estimated useful lives:

         Land improvements: 15 years
         Buildings and leasehold improvements:  15 to 40 years
         Machinery and equipment:  5 to 12 years
         Furniture and fixtures:  10 years
         Motor vehicles:  3 to 5 years

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

5. Notes Payable and Long-Term Debt



                                                                                    December 31,
                                                                               1999                1998
                                                                            ------------------------------

     Notes payable:
       Notes payable on demand in German  Marks to a
         German  bank,  issued under revolving credit
         agreements, interest payable quarterly                                 $   1,347          $   7,922
       Notes payable on demand in Chinese Yuan Renminbi
         to Chinese banks, issued under revolving credit
         agreements, interest payable monthly                                       1,765               1,259
       Notes payable on demand in U.S. Dollars to a German
         bank, issued under revolving credit agreements,
         interest payable quarterly                                                 1,250               3,280
       Other                                                                            -                 206
                                                                            ==================================
                                                                                $   4,362          $   12,667
                                                                            ==================================
     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                               $  90,000          $   90,000
       Notes payable in German Marks to a German bank                              16,399              12,830
       Notes payable in Chinese Yuan Renminbi to Chinese
          banks                                                                     1,680               2,989
       Capitalized lease obligations in U.S. dollars to U.S.
          lenders                                                                   4,261                 721
        Promissory note payable in German Marks to a
           former shareholder of the Rolf Meyer Company                                 -                 787
        Promissory note payable in Dutch Guilders to a
           former shareholder of the Diacarb Company                                2,414               2,682
       Other                                                                          102                 500
                                                                            ---------------------------------
                                                                                  114,856             110,509
     Less current portion                                                           2,465               2,555
                                                                            ==================================
                                                                                $ 112,391          $  107,954
                                                                            ==================================



                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

5. Notes Payable and Long-Term Debt (continued)

Except for the 11-3/8% notes, the carrying amount of the Company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the Company's incremental borrowing rate for similar types of financing arrangements. At year-end 1999, the fair value of the 11-3/8% notes was $68,400. Such amounts are based on recent trade prices through registered securities brokers.

The 11-3/8% Notes are senior subordinated indebtedness of the Company ranking pari passu with all other existing and future senior subordinated indebtedness of the Company.

The notes payable of $16,399 have maturities that extend to 2011 at rates of 2.5% to 6.05%. Outstanding borrowings under the Company's senior credit facilities are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. Land and buildings in Germany with a net book value of $8,281 are pledged as collateral for the German revolving credit agreements and the German bank notes payable.

The notes payable of $1,680 mature in 2003 at rates of 7.2% to 7.7% and are non-recourse to the Company. Plant and equipment in China with a net book value of approximately $2,084 are pledged as collateral for the Chinese revolving credit agreements and the Chinese bank note payable.

The capitalized lease obligations of $4,261 are for capital leases on equipment that have maturities that extend to 2004 at rates of 6.99% to 8.7%. Included in property, plant and equipment-net is equipment under capital lease of $4,600.

The promissory note payable to a former shareholder of Diacarb is due in installments of 1,000 Dutch guilders in 2000 and 2,000 Dutch guilders in 2001 and 2002 at a rate of 5.0% in connection with the Diacarb acquisition.

At December 31, 1999, the Company had a DM 62,796 (US$ 32,312) committed global, multi-currency credit facility. Unused committed lines of credit from this global facility were US$ 16,801, compared to US$ 15,188 at December 31, 1998. Fees for these revolving credit arrangements were $22 in 1999 and were $24 in 1998.

The short-term note payable of $1,347 represents short-term bank borrowings at rates from 6.0% to 6.5%.

The short-term notes payable of $1,765 represent short-term bank borrowings at a rate of 5.4% to 7.4%.

The short-term note payable of $1,250 represents short-term bank borrowings at a rate of 7.3%.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

5. Notes Payable and Long-Term Debt (continued)

At December 31, 1999, amounts due as minimum payments under long-term debt were as follows:

        2000                                               $          2,465
        2001                                                          4,731
        2002                                                          3,800
        2003                                                          4,920
        2004                                                          2,113
        Thereafter                                                   96,827
                                                           ----------------
                                                           $        114,856
                                                           ================

Cash paid for interest amounted to $12,097, $11,670 and $11,713 in the years ended December 31, 1999, 1998 and 1997, respectively.

6. Accrued Liabilities

                                                      December 31,
                                                 1999             1998
                                           -----------------------------------

Salaries, wages and bonuses                   $      2,157     $      2,097
Profit sharing and 401(k) plans                        809            1,078
Interest                                             1,322            1,419
Other employee related accruals                      1,397              930
Other                                                4,934            5,434
                                           ===================================
                                              $     10,619     $     10,958
                                           ===================================


7. Income Taxes

IKS Corporation files a consolidated Federal income tax return that includes the Company. The current and deferred tax expense and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision (benefit) for United States income taxes is recorded to the intercompany account with IKS Corporation.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

7.  Income Taxes (continued)

Summarized in the following tables are the Company's income (loss) before income taxes, its provision (benefit) for income taxes, the components of the deferred income taxes and a reconciliation of the U.S. statutory rate to the tax provision rate.

Income (Loss) Before Income Taxes


                                     Year ended December 31,
                            1999               1998             1997
                     ------------------- ----------------- ----------------
United States        $    (7,287)        $    (705)        $   1,199
Non-U.S.                   3,441             2,348             4,777
                     =================== ================= ================
                     $    (2,510)        $   2,736         $   3,547
                     =================== ================= ================




Components of Deferred Tax Assets and Liabilities

                                                                                    December 31,
                                                                               1999              1998
                                                                         ----------------- -----------------

Current deferred tax assets (liabilities):
    Inventories, primarily obsolescence and additional costs
      inventoried for tax purposes                                         $      559        $      253
    Reserve for bad debts                                                        (366)             (432)
    Accrued employee benefits                                                     292               168
    Other                                                                         166                64
                                                                           ----------        -----------
    Total current deferred tax assets                                             651                53

Noncurrent deferred tax assets (liabilities):
    Net operating loss carryforwards                                            2,545                 -
    Property, plant and equipment, primarily differences in
      depreciation methods                                                     (4,028)           (3,754)
    Deferred compensation                                                         143               157
    Goodwill, difference in amortization methods                                 (523)             (327)
    Other                                                                         (21)              (18)
                                                                           ----------        -----------
    Total noncurrent deferred tax liabilities                                  (1,884)           (3,942)
    Less valuation allowance                                                   (1,490)                -
                                                                           ----------        -----------
    Total net noncurrent deferred tax liabilities                              (3,374)           (3,942)
                                                                           -----------       -----------
Net deferred tax liabilities                                               $   (2,723)       $   (3,889)
                                                                           ===========       ===========


                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

7. Income Taxes (continued)


Provision (benefit) for Income Taxes                                       Year Ended December 31,
                                                                 --------------- -------------- --------------
                                                                      1999           1998           1997
                                                                 --------------- -------------- --------------

Current (benefit) provision
  Federal                                                          $        -      $     (562)    $      436
  State and local                                                        (219)              -             36
  Foreign                                                               1,504             676            328
                                                                 ---------------
                                                                                 -------------- --------------
                                                                        1,285             114            800

Deferred provision (benefit)
  Federal                                                                (909)            321           (115)
  State and local                                                          (6)             28            (10)
  Foreign                                                                 510             683            824
                                                                 --------------- -------------- --------------
                                                                         (405)          1,032            699
                                                                 =============== ============== ==============
                                                                   $      880      $    1,146     $    1,499
                                                                 =============== ============== ==============


The differences between the provision and the amount computed by applying the statutory Federal income tax rate are as follows:


                                                                           Year Ended December 31,
                                                                     1999           1998            1997
                                                                ----------------------------------------------

Income (loss) before income taxes                                  $   (2,510)    $    2,736      $    3,547
                                                                ==============================================

Tax (benefit) provision on above amount at 34%                     $     (853)    $      930      $    1,206
Change in valuation allowance                                           1,490              -               -
State income tax (benefit) provision, net of federal tax impact
                                                                         (225)            28              36
Foreign tax rates different than U.S. statutory rate                      387            134             254
Foreign losses without tax benefit                                         69             56              90
Other, net                                                                 12             (2)            (87)
                                                                ==============================================
Provision for income taxes                                         $      880     $    1,146      $    1,499
                                                                ==============================================




At year-end 1999, the Company's U.S. operations had net loss carry forwards aggregating $6,900 which expire in 2019. The Company has recorded a deferred tax asset of $2,545 and a corresponding valuation allowance of $1,490 related to these net operating loss carry forwards.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

7. Income Taxes (continued)

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated approximately $9,492 at the end of 1999. In the event these earnings were to be repatriated, foreign income tax credits and deductions under existing U.S. federal income tax laws would offset a portion of any additional U.S. tax liability.

8. Employee Benefit Plans

The Company has profit sharing plans for its U.S. and Canadian employees. Profit sharing contributions are determined annually by the respective Boards of Directors. Contributions to the 401 (k) plan are equal to one-half of employee contributions, up to a maximum of 2% of an employee's annual compensation, subject to certain statutory limitations.

The expense for profit sharing contributions was $560 in 1999, $953 in 1998, and $1,095 in 1997. The Company's matching contributions to the 401(k) plan amounted to $285 in 1999, $368 in 1998 and $249 in 1997.

Included in other liabilities are amounts for deferred compensation plans for former officers of $387 and $424 at December 31, 1999 and 1998, respectively. The plans provide for a maximum payment of $25 annually to each officer or beneficiary for a period of ten years commencing at retirement or death.

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

Change in benefit obligation

                                                           December 31,
                                                      1999             1998
                                                ----------------- --------------

Benefit obligation at beginning of year            $    1,736        $    1,413
Service cost                                               23                14
Interest cost                                             100                92
Actuarial (gains) losses                                  (60)              144
Loss (gain) currency exchange rate                       (248)              117
Benefits paid                                             (48)              (44)
                                                   ===========       ===========
Benefit obligation at end of year                  $    1,503        $    1,736
                                                   ===========       ===========

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

8. Employee Benefit Plans (continued)

Funded status at year-end

                                                                                     December 31,
                                                                                 1999             1998
                                                                           ----------------- ----------------

Projected benefit obligation                                                 $    1,503        $    1,736
Unrecognized net loss                                                              (108)             (195)
Unrecognized net obligation                                                        (177)             (224)
Additional minimum liability                                                          252             382
                                                                           ================= ================
Accrued pension cost - included in other liabilities                         $    1,470        $    1,699
                                                                           ================= ================




Components of net periodic benefit costs                                      Year Ended December 31,
                                                                     1999           1998            1997
                                                                ----------------------------------------------

Service cost (benefits earned during the period)                   $       24     $       14      $       14
Interest cost on projected benefit obligation                             100             92              93
Net amortization and deferral                                              19             12              13
                                                                ==============================================
Net periodic benefit cost                                          $      143     $      118      $      120
                                                                ==============================================




Weighted-average actuarial assumptions                                     Year Ended December 31,
                                                                     1999           1998            1997
                                                                ----------------------------------------------
Discount rate                                                      6.5%            6.5%           6.5%
Rate of increase in future compensation levels                     2.5%            2.5%           2.0%



9. Related Parties

The consolidated financial statements include the following transactions and balances with companies which had been under common controlling ownership with the Company prior to the Recapitalization. Such companies are, and have been since the Recapitalization, controlled by a minority shareholder and board member of IKS Corporation.



                                                                                 December 31,
                                                                        1999          1998         1997
                                                                    ----------------------------------------

Other payables to affiliated companies                             $    (35)     $    (62)     $ (174)
Purchased administrative and manufacturing services                     670           712        1,015


                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

10. Operating Leases

Future minimum rentals required under operating leases are as follows:

Year ending December 31      Buildings          Other             Total
------------------------------------------------------------------------------


2000                          $     534         $      57        $     591
2001                                525                55              580
2002                                331                32              363
2003                                 84                 9               93
2004                                 30                 4               34

Rent expense was $553 for 1999, $566 for 1998 and $545 for 1997.



11. Organization

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

Sales attributable to German and Canadian operations are based on external sales generated by subsidiaries located in those countries

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)


11. Organization (continued)

The following table summarizes the Company's United States, German, Canadian and other operations.


                                            Year Ended December 31,
                                   1999               1998               1997
                             -------------- ------------------ -----------------
United States Operations:
  Net sales - Customers      $    86,450    $        92,875    $        88,175
  Long Lived Assets               22,111             22,479             19,395

German Operations:
  Net sales - Customers           35,183    $        34,762    $        30,675
  Long Lived Assets               13,428             14,457             11,974

Canadian Operations:
  Net sales - Customers           11,932    $        12,644    $        14,639
  Long Lived Assets                1,081              1,078              1,288

Other Operations:
  Net sales - Customers           17,522    $         9,851    $         8,776
  Long Lived Assets               10,371             11,898              5,344


Consolidated:
  Net sales                      151,087    $       150,132    $       142,265
  Long Lived Assets               46,991             49,912             38,001

                International Knife & Saw, Inc. and Subsidiaries

                      (in thousands, except per share data)

12. Operating Results by Quarter (Unaudited)


                                                ------------------------------------------------------------
                                                                           1999
                                                ------------------------------------------------------------
                                                    Qtr 1          Qtr 2           Qtr 3          Qtr 4
                                                -------------- --------------- -------------- --------------

Sales                                           $    39,236    $    37,280     $    37,473    $    37,098

Gross profit                                         11,660         10,346          11,174         11,476

Net income (loss)                                       116           (804)           (289)        (2,413)

Net income (loss) per common share                      .24          (1.67)           (.60)         (5.01)
                                                ------------------------------------------------------------
                                                                           1998
                                                ------------------------------------------------------------
                                                    Qtr 1          Qtr 2           Qtr 3          Qtr 4
                                                -------------- --------------- -------------- --------------

Sales                                           $    38,703    $    37,334     $    35,844    $    38,251

Gross profit                                         11,598         11,658          10,602         11,254

Net income                                              654            661             270              5

Net income per common share                            1.36           1.37             .56            .01



13. Subsequent Event

In January 2000 the Company's German subsidiary acquired all of the shares of Boehler Miller Messer und Saegen GmbH ("BMMS"). BMMS is headquartered in Waidhofen, Austria. The purchase price consisted of 24,700 Austrian Schilling (approximately $1,776) in cash and 63,000 Austrian Schilling (approximately $4,530) in assumed debt. The Company's lines of credit were increased in order to finance the cash payment. Additional consideration is contingent upon BMMS achieving certain annual earnings and would be payable in 2002. BMMS produces knives, saws and ground flats for the wood, paper, and metal industries with annual sales of approximately 30,000 Austrian Shillings (approximately $21,600). The acquisition was accounted for under the purchase method. There was no goodwill on this acquisition.

                                      III-9
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

           Name                 Age                  Position
    ---------------------     ------    ----------------------------------------

    P. Daniel Miller             51     President, Chief Executive Officer and
                                        Director
    Thomas W. G. Meyer           43     Executive Vice President -- Europe and
                                        Asia
    William M. Schult            38     Executive Vice President -- Chief
                                        Financial Officer, Treasurer and
                                        Secretary
    Bradley H. Widmann           53     Vice President -- Operations/Americas
    W. Randolph Underhill        50     Vice President -- Operations
    Paul A. Severt               37     Vice President -- Financial
                                        Reporting/Controller
    David M. Hofmeister          40     Chief Information Officer
    W. Rayburn Connell           59     Vice President -- Service and Sales
                                        Director, North America
    Diether Klingelnberg         55     Director
    James A. Urry                45     Director
    Michael A. Delaney           45     Director
    Richard J. Puricelli         53     Director

----------

         P. Daniel Miller, President, Chief Executive Officer and Director. Mr. Miller has been President and Chief Executive Officer since May 1999 when he joined the Company. Prior to joining the Company, Mr. Miller served as President and Chief Operating Officer of Overhead Door Corporation. Prior to that, Mr. Miller spent eleven years with Whirlpool Corporation in various management positions, the last of which was Executive Vice President-Latin America.

         Thomas W. G. Meyer, Executive Vice President -- Europe and Asia. Mr. Meyer has served as Executive Vice President since he joined the Company in 1993. Prior thereto, Mr. Meyer worked in the textile industry for ten years, including service as the head of marketing for Barmag AG from 1988 until 1991 and as a director of A. Monforts GmbH & Co., from 1991 until 1992.

         William M. Schult, Executive Vice President --Chief Financial Officer, Treasurer and Secretary. Mr. Schult joined the Company as Vice President -- Finance in July 1996. Prior to joining the Company, he served as Controller of IKS Corporation since 1995 and in several capacities at Siemens Corporation from 1987 until 1995. Prior to that, Mr. Schult held various accounting and auditing positions with the Allen Group, Salomon Brothers and Coopers & Lybrand.

         Bradley H. Widmann, Vice President - Operations/Americas. Mr. Widmann joined the Company in November 1999 as Vice President - Operations/Americas. From 1996 - 1999, he headed the global supply chain


                                     III-1
management for Magnetek, Inc. Prior to working with Magnetek, Inc., Mr. Widmann held senior operations positions with Textron, Inc., Gould, Inc. and General Electric Co. in both aerospace and commercial products industries.

         W. Randolph Underhill, Vice President -- Operations. Mr. Underhill joined the Company in 1977 as Product Manager. Mr. Underhill served in various capacities, including purchasing agent and sales manager, from 1977 to 1990, and became Vice President -- Operations in 1996.

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

         Diether Klingelnberg, Director. Mr. Klingelnberg served as Chief Executive Officer of the Company until March 1996. In addition, he served as Chairman of the Board and Chief Executive Officer of IKS Corporation from its formation until consummation of the Recapitalization. Mr. Klingelnberg is currently Managing Director of Klingelnberg Beteiligungs-GmbH, Chairman of Oerlikon Geartec AG and Eickhoff GmbH. He is also a Director of Clark Material Handling Company.

         James A. Urry, Director. Mr. Urry has been with Citibank, N.A. since 1981, serving as a Vice President since 1986. He has been a Vice President of CVC since 1989. He is a Director of Intersil Corporation, Hancor Holding Corporation, Airxcel, Inc., Palomar Technologies Corporation and York International Corporation.

         Michael A. Delaney, Director. Mr. Delaney has been a Vice President of CVC since 1989. Mr. Delaney is a Director of AmeriSource Health Corporation, Clark Material Handling Company, Chip PAC Inc., Delco Remy International, Inc., Great Lakes Dock and Dredge Corporation, GVC Holdings, JAC Holdings, Palomar Technologies Corporation, Paper Pak Products, Inc., SC Processing, Inc., MSX International and Triumph Holdings, Inc.

         Richard J.Puricelli, Director. Mr. Puricelli has been associated with JAC Products since 1995. He became a Director in 1995 and Chairman in 1997. As Chairman, he is responsible for the company's operations that produce approximately $300 million in annual sales and employ approximately 1,500 people in Europe and North America. JAC Products is the leading supplier of roof racks and related accessories to automobile OEMs. Mr. Puricelli is also Chairman and a Director of FabriSteel Products, Inc.


                                     III-2

         Director Compensation and Arrangements

         With the exception of Mr. Puricelli, who receives $4,000 per quarter, other directors of the Company do not currently receive compensation for their services as directors. Members of the Board of Directors are elected pursuant to a Securities Purchase and Holders Agreement (the "Stockholders' Agreement") entered into in connection with the Recapitalization among IKS, IKS Corporation and its stockholders. Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows:
P. Daniel Miller (as long as he continues to serve as President of the Company); one individual designated by Diether Klingelnberg, two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Holdings Class A Stock to veto the election of any such independent director.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the compensation received for services rendered in 1999 by (i) each person who served as the Company's Chief Executive Officer during 1999 and, (ii) the four most highly compensated executive officers of the Company (other than the individuals who served as the Company`s Chief Executive Officer) in office on December 31, 1999.


                                                           Summary Compensation Table

                                                        Annual Compensation
                                   -------------------------------------------------------------------------------
                                                                                                        All Other
                                                       Salary           Bonus            Other        Compensation
    Name and Principal Position        Year              ($)             ($)              ($)              ($)
----------------------------------   ----------     ------------    ------------     ------------    -------------

John E. Halloran (1)..............      1999             190,192              --       24,853 (2)       3,486 (3)
President and Chief Executive           1998             220,000          70,000       26,268          11,661 (4)
Officer                                 1997             200,000          85,000       29,728          11,661 (4)

P. Daniel Miller (1)..............      1999             216,705         302,400           --          12,646 (5)
President and Chief Executive           1998                 --               --           --             --
Officer                                 1997                 --               --           --             --

Thomas W.G. Meyer.................      1999             201,251         159,006           --             --
Executive Vice President --             1998             184,600         165,430           --             --
Europe and Asia                         1997             173,100         103,860           --             --

William M. Schult.................      1999             155,954          97,336           --           7,899 (6)
Executive Vice President --             1998             135,000           38,750           --          11,036 (7)
Finance, Chief Financial Officer,       1997             127,000           45,000           --          11,302 (8)
Treasurer and Secretary

W. Randolph Underhill.............      1999            125,000           49,365           --           7,059 (9)
Vice President -- Operations            1998            120,000           31,150           --          10,972 (10)
                                        1997            111,000           36,200           --          10,567 (11)

W. Rayburn Connell ..............       1999            120,000           47,390           --          13,366 (12)
Vice President -- Sales and             1998            117,500           41,125           --          12,720 (13)
Service Director, North America         1997            113,000           41,500           --          11,352 (14)




                                     III-3

(1) In May 1999, John E. Halloran was replaced as President and Chief Executive Officer by P. Daniel Miller. Mr. Halloran's employment with the company terminated effective October 22, 1999.

(2) Paid by IKS Corporation. Represents additional compensation sufficient to permit Mr. Halloran to pay interest payments to IKS Corporation on a loan made in the amount of income taxes incurred by Mr. Halloran in connection with the securities received by him as a part of the Recapitalization Distribution.

(3) Includes $3,200 in Company 401(k) contributions and $286 in group term life insurance premiums.

(4) Includes $3,200 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $461 in group term life insurance premiums.

(5) Includes $5,418 in Company Profit Sharing Plan contributions, $7,154 in car allowance, and $74 in group term life insurance premiums.

(6) Includes $4,818 in Company Profit Sharing Plan contributions, $2,911 in Company 401(k) plan contributions, and $170 in group term life insurance premiums.

(7) Includes $2,930 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $106 in group term life insurance premiums.

(8) Includes $3,200 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $102 in group term life insurance premiums.

(9) Includes $3,744 in Company Profit Sharing Plan contributions, $2,995 in Company 401(k) plan contributions, and $320 in group term life insurance premiums.

(10) Includes $2,728 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $244 in group term life insurance premiums.

(11) Includes $2,995 in Company 401(k) contributions, $7,360 in Company Profit Sharing Plan contributions and $212 in group term life insurance premiums.

(12) Includes $2,920 in Company 401(k) contributions, $3,650 in Company Profit Sharing Plan contributions $6,300 in car allowance and $496 in group term life insurance premiums.

(13) Includes $2,600 in Company 401(k) contributions, $6,058 in Company Profit Sharing Plan contributions, $3,450 in car allowance and $612 in group term life insurance premiums.

(14) Includes $3,060 in Company 401(k) contributions, $7,725 in Company Profit Sharing Plan contributions and $567 in group term life insurance premiums.



Employment Arrangements and Deferred Compensation Agreements

         P. Daniel Miller was hired by the Company as President and Chief Executive Officer pursuant to an Employment Agreement effective May 24, 1999 which expires on May 31, 2001. As compensation, Mr. Miller receives a predetermined annual salary ($350,000 in 1999) and receives certain fringe benefits including a bonus, a car allowance, reimbursement of club expenses, and insurance coverage. Following any termination of Mr. Miller's employment, Mr. Miller will be subject to a non-competition covenant for up to two years. The Company also granted Mr. Miller a non-qualified stock option to purchase shares of common stock of its parent with a term of eight years from the grant date (May 24, 1999). Upon full exercise of the option, Mr. Miller would own 5% of the issued and outstanding shares of the parent's common stock on a fully diluted basis, assuming full conversion of all convertible securities and full exercise of all options, warrants and other rights to acquire common stock.


                                     III-4

          Thomas Meyer was hired by IKS Klingelnberg GmbH as its Chief Executive Officer pursuant to an Employment Agreement effective January 1, 1993 which, following an extension on December 17, 1998, expires on December 31, 2003. As compensation, Mr. Meyer receives a predetermined annual salary (DM 370,000 in 1999) and receives certain fringe benefits including a bonus, an automobile, and insurance coverage. Following any termination of Mr. Meyer's employment, Mr. Meyer will be subject to a non-competition covenant for up to two years, in exchange for payment in each year of an amount equal to one-half of Mr. Meyer's most recently agreed upon annual compensation.

         William M. Schult was hired by the Company as Vice President - Finance pursuant to an Employment Agreement effective August 16, 1995. Mr. Schult was promoted to Chief Financial Officer on November 6, 1996 and to Executive Vice President on October 15, 1999. As compensation, Mr. Schult receives a predetermined annual salary ($191,700 as of September 1999) and receives certain fringe benefits including a bonus, a company car and insurance coverage. Following any termination of Mr. Schult's employment, Mr. Schult will be subject to a non-competition covenant for one year. The Company or Mr. Schult may terminate this employment agreement upon six months written notice.

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

         In addition to discretionary matching contributions on employees' pre-tax contributions, the Company may also make profit sharing contributions. These contributions are allocated to the accounts of the eligible employees in the same ratio that each eligible employee's compensation for the year bears to the total compensation of all eligible employees for the year. For allocation purposes, the compensation of any employee in excess of $170,000 is disregarded. Employees are fully vested in their benefits under the plan after five years of service. An employee may not receive a distribution of his benefits under the plan until following his termination of employment.

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


                                                                  Number and Percent of Shares
                                 --------------------------------------------------------------------------------------------
                                        Holdings              Holdings              Holdings Class A         Holdings Class B
                                 Series A Preferred Stock Series B Preferred Stock       Stock(2)                 Stock(3)
                                 ------------------------ ------------------------  ------------------      ------------------
Name of Beneficial Owner (1)       Number      Percent      Number     Percent      Percent    Percent       Number    Percent
----------------------------       ------      -------      ------     -------      -------    -------       ------    -------

Citicorp Venture Capital Ltd         8,241       68.7%         --          --       31,453     35.1%      11,234        76.5%
  399 Park Avenue
  New York, New York 10043

Haulux, AG                             --         --          --          --        17,000     19.0%          --         --

Dualux, AG                             --         --          --          --        17,000     19.0%          --         --

John E. Halloran...........            600                    600       67.2%        5,000      5.6%          --         --
P.O. Box 80307
Simpsonville, SC 29680-0307

Thomas W.G. Meyer..........            242      2.0%            2       0.3%         4,534      5.1%          --         --

William M. Schult..........             48      0.4%           48       5.4%           956      1.1%          --         --

W. Rayburn Connell.........             48      0.4%           48       5.4%           800      0.9%          --         --

W. Randolph Underhill.....              12      0.1%           12       1.3%           500      0.6%          --         --

James A. Urry (4)..........             58      0.5%           --       --             221      0.2%          79         0.5%

Michael Delaney (4)........             58      0.5%           --       --             221      0.2%          79         0.5%

Richard  J. Puricelli......             41      0.3%           --       --             200      0.2%          --          --

All directors and executive officers

as a group (10 persons)(4)             556      4.6%          158      17.7%        24,958     27.9%         157        1.1%

----------

(1) Unless otherwise indicated, the address of each shareholder listed above is 1299 Cox Avenue, Erlanger, KY 41018.

(2) Does not include shares of Corp. Class A Stock issuable upon conversion of Corp. Class B Stock. See "--- Corp. Common Stock".

(3) Does not include shares of Corp. Class B Stock issuable upon conversion of Corp. Class A Stock. See "---Corp. Common Stock".

(4) Does not include shares beneficially held by CVC, which may be deemed beneficially owned by Messrs. Delaney and Urry. Messrs. Delaney and Urry disclaim beneficial ownership of shares held by CVC.



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

         The Stockholders' Agreement contains certain provisions which, with certain exceptions restrict the ability of the stockholders from transferring any Corp. Common Stock, Corp. Preferred Stock or Corp. Debentures except pursuant to the terms of the Stockholders' Agreement. If holders of more than 50% of the Corp. Common Stock approve the sale of the Company, each stockholder has agreed to consent to such sale and, if such sale includes the sale of stock, each stockholder has agreed to sell all of such stockholder's Corp. Common Stock on the terms and conditions approved by holders of a majority of the Corp. Common Stock then outstanding. In the event IKS Corporation proposes to issue and sell (other than in a public offering pursuant to a registration statement) any shares of Corp. Common Stock or any securities containing options or rights to acquire any shares of Corp. Common Stock or any securities convertible into Corp. Common Stock to CVC or its affiliates, IKS Corporation must first offer to each of the other shareholders a pro rata portion of such shares. Such preemptive rights are not applicable to the issuance of shares of Corp. Common Stock upon the conversion of shares of one class of Corp. Common Stock into shares of the other class.

         Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows: P. Daniel Miller (as long as he continues to serve as President of the Company); one individual designated by Diether Klingelnberg, two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Corp. Class A Stock to veto the election of any such independent director.

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

         Also in 1997, IKS Corporation adopted an Equity Investment Plan, pursuant to which Participants were offered the opportunity to purchase Corp. Class A Stock, Series A 12% Cumulative Compounding Preferred Stock, par value $.01 per share, and Series B 12% Cumulative Compounding Preferred Stock, par value $.01 per share. The Participants were given the opportunity to acquire an aggregate of up to 1,020 shares of Corp. Class A Stock, 122.4 shares of Series A Preferred Stock and 122.4 shares of Series B Preferred Stock.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the Recapitalization, IKS Corporation entered into a letter agreement with Mr. Halloran, the former President and Chief Executive Officer of the Company, pursuant to which IKS Corporation loaned to Mr. Halloran an amount equal to the income taxes which were incurred by him in respect of the securities received by him as a part of the Recapitalization Distribution. The loan is secured by a pledge of the securities and the recourse to the Company for repayment of the loan is limited to the securities. The loan bears interest at the "applicable federal rate" under the Internal Revenue Code of 1986, as amended, and the Company makes payments to Mr. Halloran in amounts sufficient to permit him to pay such interest payments.


                                     III-8

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements.

         -      Financial Data Schedule

         The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages II-9 through II-29 and II-8, respectively, are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

         -      Report of Independent Auditors
         -      Consolidated Balance Sheets as of December 31, 1999 and 1998.
         -      Consolidated   Statements   of   Income  for  the  years   ended
                December 31, 1999, 1998 and 1997.
         - Consolidated Statements of Changes in Shareholder's Deficit for the years ended December 31, 1999, 1998 and 1997.
         -      Consolidated  Statements   of  Cash  Flows  for the  years ended
                December 31, 1999, 1998 and 1997.
         -      Notes to Consolidated Financial Statements.

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

(a)(3)   Exhibits.

                  Exhibit
                    No.                                          Description
                  -------     --------------------------------------------------

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

                                  INTERNATIONAL KNIFE & SAW, INC.


                                  By:   /s/ P. Daniel Miller
                                     --------------------------------------
                                      P. Daniel Miller
                                      President and Chief Executive Officer


                                 March 17, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2000.

     Signature                              Title
--------------------              -------------------------------------------

/s/ P. Daniel Miller              President, Chief Executive
------------------------          Officer and Director (Principal Executive
P. Daniel Miller                  Officer)


/s/ William M. Schult             Executive Vice President- Chief Financial
------------------------          Officer, Treasurer and Secretary (Principal
William M. Schult                 Financial and Accounting Officer)


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


                                                                                                                     SCHEDULE II
                                                INTERNATIONAL KNIFE & SAW, INC.

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                         YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                                     (DOLLARS IN THOUSANDS)

                                                                           COL. C
                                           COL. B                        ADDITIONS                               COL. E
                                           BALANCE AT         CHARGED TO                        COL. D           BALANCE
COL. A                                     BEGINNING          COSTS AND         OTHER           DEDUCTIONS        AT END
DESCRIPTION                                OF PERIOD          EXPENSES          DESCRIBE        DESCRIBE         OF PERIOD
-----------                                ----------         ----------        --------        ----------       ---------

YEAR ENDED 1999
Allowance for doubtful accounts            $    1,780         $    1,005        $      -        $    575(a)      $   1,856
                                                                                                     354(c)

Allowance for inventory obsolescence            2,788              1,001               -            1,438(a)         2,118
                                                                                                      233(c)

YEAR ENDED 1998
Allowance for doubtful accounts                 1,480                231             261(b)           164(a)         1,780
                                                                                                       28(c)

Allowance for inventory obsolescence            2,381                768             170(b)           481(a)         2,788
                                                                                                       50(c)

YEAR ENDED 1997
Allowance for doubtful accounts                 1,500                297             116(b)           189(a)          1,480
                                                                                                      244(c)

Allowance for inventory obsolescence            2,327                539              40(b)           340(a)          2,381
                                                                                                      185(c)

(a)     Represents amounts charged against the reserves during the year.
(b)     Consists of reserves of subsidiaries purchased during the year.
(c)     Represents foreign currency translation adjustments during the year.


                                  EXHIBIT INDEX



                     Exhibit
                       No.                       Description
                     -------    ------------------------------------------------

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

                                                             EXHIBIT 21.1


                                  Subsidiaries


                Name                                         Jurisdiction
                ----                                         ------------

Hannaco Knives & Saws, Inc.                                  Delaware
IKS Canadian Knife & Saw Ltd.                                Canada
IKS Klingelnberg GmbH                                        Germany
  IKS Klingelnberg Asia Pte. Ltd.                            Singapore
  IKS Knives & Saws (M) Sdn. Bhd.                            Malaysia
  IKS Klingelnberg Far East GmbH                             Germany
    Shanghai IKS Lida Mechanical Blade Co. Ltd.              China
    Shanghai IKS Mechanical Blade Co. Ltd.                   China
  IKS Messerfabrik Geringswalde GmbH                         Germany
  Rolf Meyer GmbH                                            Germany
  A.K. van der Wijngaart Beheer B.V. and subsidiaries        the Netherlands
  Buland S.A.                                                France
IKS Mexican Holdings S.A. de C.V.                            Mexico
  International Knife and Saw de Mexico S.A. de C.V.         Mexico
International Knife and Saw Trading Corporation              U.S. Virgin Islands
P.T. Bevenmas Jaya                                           Indonesia