Form 10-Q
period 2000-03-31
INTERNATIONAL KNIFE & SAW INC
filed 2000-05-15
CIK 1027909

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [|X|] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.
         For the quarterly period ended March 31, 2000

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

                                 (859) 371-0333
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No __

As of April 28, 2000, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

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

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                      March 31,        December 31,
                                                                         2000              1999
                                                                  -------------------------------------
Assets                                                                       (in thousands)
Current assets:
   Cash and cash equivalents                                        $    2,836          $    1,862
   Accounts receivable, trade, less allowances for
     doubtful accounts of $1,977 and $1,856                             30,266              25,620
   Inventories                                                          32,185              27,922
   Due from parent                                                       1,192               1,159
   Other current assets                                                  2,692               2,759
                                                                  -------------------------------------
Total current assets                                                    69,171              59,322

Other assets:
    Goodwill                                                            16,578              17,015
    Debt issuance costs                                                  2,620               2,736
    Other noncurrent assets                                              2,774               2,163
                                                                  -------------------------------------
                                                                        21,972              21,914

Property, plant and equipment-net                                       49,637              46,382

                                                                  -------------------------------------
            Total assets                                            $  140,780          $  127,618
                                                                  =====================================



See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                       March 31,         December 31,
                                                                         2000                1999
                                                                  ---------------------------------------
                                                                              (in thousands)

Liabilities and shareholder's deficit Current liabilities:
   Notes payable                                                    $   11,853          $    4,362
   Current portion of long-term debt                                     3,447               2,465
   Accounts payable                                                     13,013              13,007
   Accrued liabilities                                                  15,127              10,619
                                                                  ---------------------------------------
Total current liabilities                                               43,440              30,453

Long-term debt, less current portion                                   110,885             112,391
Other liabilities                                                        9,966               6,557
                                                                  ---------------------------------------
Total liabilities                                                      164,291             149,401

Minority interest                                                        1,113               1,063

Shareholder's deficit:
   Common stock, no par value - authorized - 580,000 shares;
      issued - 526,904 shares; outstanding - 481,971 shares                  5                   5
   Additional paid-in capital                                           10,153              10,153
   Accumulated deficit                                                 (27,015)            (25,898)
   Accumulated other comprehensive loss                                 (4,335)             (3,674)
   Treasury stock, at cost                                              (3,432)             (3,432)
                                                                  ---------------------------------------
Total shareholder's deficit                                            (24,624)            (22,846)

                                                                  =======================================
Total liabilities and shareholder's deficit                          $ 140,780          $  127,618
                                                                  =======================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                             Quarter ended
                                                                               March 31,
                                                                         2000             1999
                                                                   ----------------------------------
                                                                       (in thousands, except per
                                                                            share amounts)

Net sales                                                          $    43,663      $    39,236
Cost of sales                                                           31,409           27,576
                                                                   ----------------------------------
Gross profit                                                            12,254           11,660

Selling, general and administrative expenses                             9,552            8,267
                                                                   ----------------------------------
Operating income                                                         2,702            3,393

Other expenses (income):
    Interest income                                                        (21)             (23)
    Interest expense                                                     3,104            3,167
    Minority interest                                                       66               54
                                                                   ----------------------------------
                                                                         3,149            3,198
                                                                   ----------------------------------
Income (loss) before income taxes                                         (447)             195

Income tax provision                                                       670               79
                                                                   ==================================
Net (loss) income                                                  $    (1,117)     $       116
                                                                   ==================================

Net (loss) income per common share                                 $     (2.32)     $       .24

See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Quarter ended
                                                                            March 31,
                                                                       2000          1999
                                                                   ----------------------------
                                                                         (in thousands)
Operating activities
Net (loss) income                                                  $   (1,117)   $      116
Adjustments to reconcile net (loss) income to net cash (used)
   provided by operating activities:
     Depreciation and amortization                                      1,935         1,729
     Loss (gain) on sale of property, plant and equipment                  16           (44)
     Minority interest in income of subsidiary                             66            54
     Changes in operating assets and liabilities,
        net of effects from purchases of operations:
         Accounts receivable                                           (2,347)       (1,847)
         Inventories                                                      228         1,040
         Accounts payable                                                (710)        1,603
         Accrued liabilities                                              401         3,481
         Other                                                            406            57
                                                                   ----------------------------
Net cash (used) provided by operating activities                       (1,122)        6,189

Investing activities
Purchases of operations, net of cash acquired                            (956)            -
Purchases of property, plant and equipment                             (2,071)       (1,820)
Proceeds from sale of property, plant and equipment                        68            90
Decrease (increase) in notes receivable and other assets                   (3)          317
                                                                   ----------------------------
Net cash used by investing activities                                  (2,962)       (1,413)

Financing activities
Decrease (increase) in amounts due to parent                               33          (341)
Increase in notes payable and long-term debt                            9,997         7,857
Repayment of notes payable and long-term debt                          (4,822)      (10,447)
                                                                   ----------------------------
Net cash provided (used) by financing activities                        5,208        (2,931)

Effect of exchange rates on cash and cash equivalents                    (150)          (72)
                                                                   ----------------------------

Increase in cash and cash equivalents                                     974         1,773
Cash and cash equivalents at beginning of period                        1,862         2,032
                                                                   ----------------------------
Cash and cash equivalents at end of period                          $   2,836     $   3,805
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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Certain 1999 amounts have been reclassified to conform to the current year presentation.

2.  Acquisitions

In January 2000 the Company's German subsidiary acquired all of the shares of Boehler Miller Messer und Saegen GmbH ("BMMS"). BMMS is headquartered in Waidhofen, Austria. The purchase price consisted of 13,300 Austrian Schillings (approximately $956) in cash, net of cash acquired, and 63,000 Austrian Schillings (approximately $4,530) in assumed debt. The Company's lines of credit were increased in order to finance the cash payment. Additional consideration is contingent upon BMMS achieving certain annual earnings and would be payable in 2002. BMMS produces knives, saws and ground flats for the wood, paper and metal industries with annual sales of approximately 300,000 Austrian Schillings (approximately $21,600). The acquisition was accounted for under the purchase method. There was no goodwill on this acquisition.

3.  Comprehensive Income

The Company includes minimum pension liabilities and foreign currency translation adjustments in other comprehensive income. For the quarters ended March 31, 2000 and 1999, total comprehensive losses amounted to $1,778 and $1,262, respectively, including $661 and $1,378 of other comprehensive losses related to foreign currency translation adjustments.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

4.  Notes Payable and Long -Term Debt

                                                                             March 31,         December 31,
                                                                                2000               1999
                                                                         --------------------------------------
     Notes payable:
       Notes payable on demand in German  Marks to a German  bank, issued under revolving credit agreements,
         interest payable quarterly                                         $  5,200           $   1,347
       Notes payable on demand in Chinese Yuan Renminbi to Chinese banks, issued under revolving credit agreements, interest
         payable monthly                                                       1,628               1,765
       Notes payable on demand in Austrian Schillings to Austrian banks        1,391                   -
       Notes payable on demand in U.S. Dollars to a U.S. bank                    775                   -
       Notes payable on demand in U.S. Dollars to a German bank, issued
         under revolving credit agreements, interest payable quarterly         2,859               1,250
                                                                         ======================================
                                                                            $ 11,853           $   4,362
                                                                         ======================================

                                                                             March 31,         December 31,
                                                                                2000               1999
                                                                         --------------------------------------
     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                           $ 90,000           $  90,000
       Notes payable in German Marks to a German bank                         15,543              16,399
       Notes payable in Chinese Yuan Renminbi to
          Chinese banks                                                        1,560               1,680
       Capitalized lease obligations in U.S. dollars to U.S. lenders           3,984               4,261
       Notes payable in Austrian Schillings to an Austrian bank                1,407                   -
       Promissory note payable in Dutch Guilders to a
           former shareholder of the Diacarb Company                           1,761               2,414
       Other                                                                      77                 102
                                                                         --------------------------------------
                                                                             114,332             114,856
     Less current portion                                                      3,447               2,465
                                                                         ======================================
                                                                           $ 110,885          $  112,391
                                                                         ======================================

At March 31, 2000, the Company had committed global, multi-currency credit facilities of US $40,002. Unused committed lines of credit from these facilities were US $18,838, compared to US $16,801 at December 31, 1999. A facility fee of 0.25% per annum is charged on the unused portion of the U.S. dollar component of the facility.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


5. Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated Federal income tax return which includes the Company. The Company's provision/benefit for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The current and deferred tax provision and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision/benefit for United States income taxes is recorded to the intercompany account with IKS Corporation. The Company did not record a tax benefit related to the pre-tax losses in the United States for the quarter ended March 31, 2000, in accordance with income tax accounting rules.

6. Inventories

                                          March 31,         December 31,
                                            2000                1999
                                     ----------------------------------------


     Finished goods                  $     18,841        $     17,120
     Work in process                        5,652               5,088
     Raw materials and supplies             7,692               5,714
                                     ----------------------------------------
                                     $     32,185        $     27,922
                                     ========================================

7. Organization

The Company operates in one business segment - industrial knives and saws. The Company manufactures, markets and services primarily industrial knives and saws internationally, and its customers include distributors, original equipment manufacturers and customers purchasing replacement parts and services. The Company has a leading market share in each of the major sectors it serves: Paper & Packaging; Wood; Metal; and Plastic/Recycling. The Company's operations are principally in the United States, Germany and Austria, representing 50%, 20%, and 12% of 2000 net sales, respectively. The Company plans to continue its international growth. As a result of the Company's broad product range and numerous applications, no customer accounts for more than 3% of net sales. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Sales attributable to German and Austrian operations are based on external sales generated by subsidiaries located in those countries.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

7. Organization (continued)

The following table summarizes the Company's United States, German, Austrian and other operations.


                                                                   Quarter ended March 31,
                                                                2000                      1999
----------------------------------------------------- ------------------------- -------------------------
United States Operations:
  Net sales - Customers                               $        21,928           $        22,639
  Long Lived Assets                                            22,449                    22,288

German Operations:
  Net sales - Customers                               $         8,612           $         9,049
  Long Lived Assets                                            12,734                    13,914

Austrian Operations:
  Net sales - Customers                               $         5,392           $             -
  Long Lived Assets                                             4,012                         -

Other Operations:
  Net sales - Customers                               $         7,731           $         7,548
  Long Lived Assets                                            11,055                    12,173


Consolidated:
  Net sales                                           $        43,663           $        39,236
  Long Lived Assets                                            50,250                    48,375


8. Subsequent Event

On April 25, 2000, P. Daniel Miller, the Company's President and CEO, submitted his resignation to the Board of Directors of the Company effective May 1, 2000. The Company expects to incur approximately $400 in severance costs related to Mr. Miller's departure. These costs will be included in the results for the second quarter of 2000.

As of that date, the Board of Directors established an executive committee comprised of Messrs. Thomas W.G. Meyer, Executive Vice President, Europe and Asia; William M. Schult, Executive Vice President-CFO, Treasurer and Secretary; Bradley H. Widmann, Vice President - Operations for the Americas; and Jeffrey H. Welday, Vice President of Sales and Marketing for the Americas. This committee is responsible for all operations of the Company and reports directly to the Board of Directors.

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

Presence outside the U.S.

         The Company's North American operations account for 58% of its net sales and 31% of its operating income for the first quarter of 2000. Its other international operations account for the remainder and are located primarily in Europe, 38% of first quarter net sales, and 61% of first quarter operating income, and Asia.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. Dollars. The Company manufactures products in the U.S., Germany, Austria, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Austrian, Dutch, French, Canadian, Mexican, Chinese and other Asian operations and changes in exchange rates relative to the U.S. Dollar have impacted financial results. As a result, a decline in the value of the U.S. Dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first quarter of 2000 to the first quarter of 1999, there was a negative impact of $2.0 million on sales with a minimal impact on net income. In addition, in the first quarter of 2000 there was a decrease in shareholder's equity from December 31, 1999 due to a $.7 million change in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges its exposure by entering into foreign exchange and U.S. Dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. Dollar transactions over periods ranging from one to six months.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

First  quarter  ended March 31, 2000  compared to first  quarter ended March 31,
1999

         Net Sales: Net sales increased 11.3% to $43.7 million for the first quarter of 2000 from $39.2 million for the first quarter of 1999 primarily attributable to the acquisition of BMMS in January 2000. The Company experienced sales reductions in its North American operations (2.3% to $25.2 million) for the first quarter of 2000 compared to the same period in 1999 primarily attributable to continuing organizational issues. The Company has been addressing these organizational issues through several senior management changes including the hiring of a new CEO in May 1999. On April 25, 2000, P. Daniel Miller, the Company's President and CEO, resigned from the Company effective May 1, 2000. An executive committee was established comprised of four officers of the Company which reports directly to the Board of Directors. The Company experienced sales improvements (38.0% to $18.5 million) in its other operations for the first quarter of 2000 compared to the same period in 1999 primarily attributable to the BMMS acquisition.

         Gross Profit: Gross profit increased slightly to $12.3 for the first quarter of 2000 up from $11.7 million for the same period in 1999. Gross margin decreased to 28.1% for the first quarter of 2000 compared to 29.7% for the same period in 1999 primarily attributable to softness in the North American market caused by the factors noted above. The Company experienced gross profit declines in its North American operations (14.0% to $6.4 million) for the first quarter of 2000 compared to the same period in 1999 primarily attributable to the factors noted above. The Company experienced gross profit improvements (37.2% to $5.9 million) in its other operations for the first quarter of 2000 compared to the same period in 1999 primarily attributable to the BMMS acquisition in January 2000.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $9.6 million for the first quarter of 2000 compared to $8.3 million for the same period in 1999. The increase is primarily attributable to the BMMS acquisition. Selling, general and administrative expenses increased to 21.9% from 21.1% of sales for the respective periods.

         Interest Expense, net: Net interest expense remained constant at $3.1 million for the first quarter of 2000 and for the same period in 1999 .

         Income Taxes: Due to pre-tax losses in the United States in the first quarter of 2000 for which the Company did not record the related current tax benefits in accordance with income tax accounting rules, and as a result of pre-tax income in the Company's other operations for which the Company recorded related tax provisions, the Company has recorded a consolidated provision for income tax on a consolidated pre-tax loss of $447,000. The Company's effective tax rate was 40.5% for the first quarter of 1999. The significant change in income taxes from 1999 is due to the above factors and significant changes in income contributions for the Company's operations in certain tax jurisdictions.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $18.8 million under existing credit facilities, will be sufficient to meet its capital requirements. As of March 31, 2000, the Company's total long term debt and shareholder's deficit was $114.3 million and $24.6 million, respectively.

         Net cash flow used in operations aggregated $1.1 million for the first quarter of 2000 compared to $6.2 million provided by operations for the same period in 1999. The decrease was primarily attributable to a $6.4 million increase in working capital and a $1.2 million decrease in net income compared to 1999.

         Cash used in investing activities for the first quarter of 2000 was $3.0 million compared to $1.4 million for the same period in 1999. The increased use of cash is primarily due to the BMMS acquisition.

         Cash provided by financing activities for the first quarter of 2000 was $5.2 million compared to cash used of $2.9 million for the same period in 1999. The increase in cash provided compared to the prior year is primarily due to increased net borrowings in 2000 compared to 1999 due to the BMMS acquisition.



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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits.
                    Exhibit
                       No.         Description
                    -------     ------------------------------------------------

                    10.15       Summary of Permitted  Indebtedness,  Commitments
                                from Banks, and Availability at  March 31, 2000
                    27          Financial Data Schedule


 (b) Reports on Form 8-K

  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL KNIFE & SAW, INC.




                                 By: /s/ William M. Schult
                                    -------------------------------------------
                                         William M. Schult
                                         Executive Vice President - Chief
                                         Financial Officer, Treasurer
                                         and Secretary (Principal Financial and
                                         Accounting Officer, and Executive
                                         Committee member)





                                    May 10, 2000

                                  EXHIBIT INDEX

                    Exhibit
                      No.           Description
                    -------     ------------------------------------------------
                    10.15       Summary of Permitted  Indebtedness,  Commitments
                                from Banks, and Availability at March 31, 2000
                    27          Financial Data Schedule