Form 10-Q
period 2000-06-30
INTERNATIONAL KNIFE & SAW INC
filed 2000-08-11
CIK 1027909

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 2000
                                     -------------

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from           to
                                     ---------    -------

                        Commission file number: 333-17305
                                                ---------

                         International Knife & Saw, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            57-0697252
--------------------------------                             -------------------
(State or other  jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                 1299 Cox Avenue
                            Erlanger, Kentucky 41018
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (859) 371-0333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   |X|       No    __

As of July 31, 2000, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.



================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index


                                                                                                 Page No.


Part  I. Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets  .............................................................  3

         Consolidated Statements of Income   ......................................................  5

         Consolidated Statements of Cash Flows   ..................................................  6

         Notes to Consolidated Financial Statements   .............................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ............................................................... 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  .............................. 13


Part II. Other Information

Item 1.  Legal Proceedings    ..................................................................... 14

Item 2.  Change in Securities ..................................................................... 14

Item 3.  Defaults Upon Senior Securities........................................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders ...................................... 14

Item 5.  Other Information ........................................................................ 14

Item 6.  Exhibits and Reports on Form 8-K ......................................................... 14
                  (a) Exhibits  ................................................................... 14
                  (b) Reports on Form 8-K ......................................................... 14

Signatures  ....................................................................................... 15


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                       June 30,        December 31,
                                                                         2000              1999
                                                                  ---------------------------------
                                                                             (in thousands)

Assets
Current assets:
   Cash and cash equivalents                                      $        3,337       $      1,862
   Accounts receivable, trade, less allowances for
     doubtful accounts of $2,008 and $1,856                               29,466             25,620
   Inventories                                                            30,483             27,922
   Due from parent                                                         1,191              1,159
   Other current assets                                                    2,723              2,759
                                                                  ---------------------------------
Total current assets                                                      67,200             59,322

Other assets:
   Goodwill                                                               15,019             17,015
   Debt issuance costs                                                     2,504              2,736
   Other noncurrent assets                                                 2,834              2,163
                                                                  ---------------------------------
                                                                          20,357             21,914

Property, plant and equipment-net                                         47,397             46,382

                                                                  ---------------------------------
            Total assets                                          $      134,954       $    127,618
                                                                  =================================


See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                       June 30,          December 31,
                                                                         2000                1999
                                                                  ------------------------------------
                                                                  (in thousands, except share amounts)

Liabilities and shareholder's deficit
Current liabilities:
   Notes payable                                                  $     14,214           $      4,362
   Current portion of long-term debt                                     2,902                  2,465
   Accounts payable                                                     11,078                 13,007
   Accrued liabilities                                                  13,989                 10,619
                                                                  -----------------------------------
Total current liabilities                                               42,183                 30,453

Long-term debt, less current portion                                   111,129                112,391
Other liabilities                                                       10,165                  6,557
                                                                  -----------------------------------
Total liabilities                                                      163,477                149,401

Minority interest                                                        1,105                  1,063

Shareholder's deficit:
   Common stock, no par value - authorized - 580,000 shares;
     issued - 526,904 shares; outstanding - 481,971 shares                   5                      5
   Additional paid-in capital                                           10,153                 10,153
   Accumulated deficit                                                 (31,796)               (25,898)
   Accumulated other comprehensive loss                                 (4,558)                (3,674)
   Treasury stock, at cost                                              (3,432)                (3,432)
                                                                  ------------------------------------
Total shareholder's deficit                                            (29,628)               (22,846)
                                                                  ------------------------------------
Total liabilities and shareholder's deficit                       $    134,954           $    127,618
                                                                  ====================================


See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                        Quarter ended                    Six months ended
                                                                           June 30,                          June 30,
                                                                    2000             1999              2000             1999
                                                              ----------------------------------------------------------------
                                                                            (in thousands, except per share amounts)

Net sales                                                     $    41,253      $    37,280       $    84,916       $    76,516

Cost of sales                                                      30,780           26,934            62,189            54,510
                                                              ----------------------------------------------------------------
Gross profit                                                       10,473           10,346            22,727            22,006

Selling, general and administrative expenses                       11,473            8,348            21,025            16,615
                                                              ----------------------------------------------------------------
Operating income (loss)                                            (1,000)           1,998             1,702             5,391

Other expenses (income):
    Interest income                                                   (45)             (34)              (66)              (57)
    Interest expense                                                3,260            3,144             6,364             6,311
    Minority interest                                                  68              127               134               181
                                                              ----------------------------------------------------------------
                                                                    3,283            3,237             6,432             6,435
                                                              ----------------------------------------------------------------
Loss before income taxes                                           (4,283)          (1,239)           (4,730)           (1,044)

Provision (benefit) for income taxes                                  498             (435)            1,168              (356)
                                                              -----------------------------------------------------------------
Net loss                                                      $    (4,781)     $      (804)      $    (5,898)      $      (688)
                                                              =================================================================

Net loss per common share                                     $     (9.92)     $     (1.67)      $    (12.24)      $     (1.43)

See accompanying notes.



                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        Six months ended
                                                                            June 30,
                                                                       2000          1999
                                                                   -------------------------
                                                                         (in thousands)

Operating activities
Net loss                                                           $   (5,898)   $     (688)
Adjustments to reconcile net loss to net cash (used)
   Provided by operating activities:
     Depreciation and amortization                                      3,959         3,307
     Loss on disposition of businesses                                  1,981             -
     Loss on sale of property, plant and equipment                         44            31
     Minority interest in income of subsidiary                            134           181
     Changes in operating assets and liabilities, net of effects from purchases of operations:
         Accounts receivable                                           (1,696)         (754)
         Inventories                                                    1,721         2,605
         Accounts payable                                              (4,101)         (190)
         Accrued liabilities                                             (161)          821
         Other                                                            786          (337)
                                                                    ------------------------
Net cash (used) provided by operating activities                       (3,231)        4,976

Investing activities
Purchases of operations, net of cash acquired                            (956)            -
Purchases of property, plant and equipment                             (2,802)       (3,731)
Proceeds from sale of property, plant and equipment                        80           423
Proceeds from disposition of businesses                                 1,290             -
Decrease (increase) in notes receivable and other assets                  (22)          322
                                                                    ------------------------
Net cash used by investing activities                                  (2,410)       (2,986)

Financing activities
Decrease (increase) in amounts due from parent                             32        (1,048)
Increase in notes payable and long-term debt                           16,967        15,366
Repayment of notes payable and long-term debt                          (9,790)      (14,733)
Cash received from investees                                               28             -
                                                                    ------------------------
Net cash provided (used) by financing activities                        7,237          (415)

Effect of exchange rates on cash and cash equivalents                    (120)          (32)
                                                                   -------------------------

Increase in cash and cash equivalents                                   1,475         1,543
Cash and cash equivalents at beginning of period                        1,862         2,032
                                                                   ------------------------

Cash and cash equivalents at end of period                         $    3,337         3,575
                                                                   ========================
See accompanying notes.


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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999. The consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date. Certain 1999 amounts have been reclassified to conform to the current year presentation.

2.   Acquisitions

In January 2000, the Company's German subsidiary acquired all of the shares of Boehler Miller Messer und Saegen GmbH ("BMMS"). BMMS is headquartered in Waidhofen, Austria. The purchase price consisted of 13,300 Austrian Schillings (approximately $956) in cash, net of cash acquired, and 63,000 Austrian Schillings (approximately $4,530) in assumed debt. The Company's lines of credit were increased in order to finance the cash payment. Additional consideration is contingent upon BMMS achieving certain annual earnings and would be payable in 2002. BMMS produces knives, saws and ground flats for the wood, paper and metal industries with annual sales of approximately 300,000 Austrian Schillings (approximately $21,600). The acquisition was accounted for under the purchase method. There was no goodwill on this acquisition.

3.   Comprehensive Income

The Company includes minimum pension liabilities and foreign currency translation adjustments in other comprehensive income. For the quarters ended June 30, 2000 and 1999, total comprehensive losses amounted to $5,004 and $939, respectively, including $223 and $135 of other comprehensive losses related to foreign currency translation adjustments. For the six months ended June 30, 2000 and 1999, total comprehensive losses amounted to $6,782 and $2,201, respectively, including $884 and $1,513 of other comprehensive losses related to foreign currency translation adjustments.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


4.   Notes Payable and Long -Term Debt
                                                                                         June 30,       December 31,
                                                                                           2000             1999
                                                                                     -------------------------------

     Notes payable:
       Notes payable on demand in German  Marks to a German  bank, issued under revolving credit agreements, interest payable
         quarterly                                                                   $    5,896         $     1,347
       Notes payable on demand in Chinese Yuan Renminbi to
         Chinese banks, issued under revolving credit agreements,
         interest payable monthly                                                         1,630               1,765
       Notes payable on demand in Austrian Schillings to an Austrian
         bank                                                                             1,388                   -
       Notes payable on demand in U.S. Dollars to a German bank,
         issued under revolving credit agreements, interest payable
         quarterly                                                                        5,300               1,250
                                                                                     ------------------------------
                                                                                     $   14,214         $     4,362
                                                                                     ==============================


                                                                                         June 30,       December 31,
                                                                                           2000             1999
                                                                                     -------------------------------
     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                                    $   90,000         $    90,000
       Notes payable in German Marks to a German bank                                    15,159              16,399
       Notes payable in Chinese Yuan Renminbi to
         Chinese banks                                                                    1,379               1,680
       Capitalized lease obligations in U.S. dollars to U.S. lenders                      3,757               4,261
       Notes payable in Austrian Schillings to an Austrian bank                           1,892                   -
       Promissory note payable in Dutch Guilders to a
         former shareholder of the Diacarb Company                                        1,778               2,414
       Other                                                                                 66                 102
                                                                                     ------------------------------
                                                                                        114,031             114,856
     Less current portion                                                                 2,902               2,465
                                                                                     ------------------------------
                                                                                     $  111,129         $   112,391
                                                                                     ==============================



At June 30, 2000, the Company had committed global, multi-currency credit facilities of US $41,054. Unused committed lines of credit from these facilities were US $16,327, compared to US $16,801 at December 31, 1999. A facility fee of 0.25% per annum is charged on the unused portion of the U.S. dollar component of the facility.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


5.   Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated Federal income tax return which includes the Company. The Company's provision/benefit for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The current and deferred tax provision and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision/benefit for United States income taxes is recorded to the intercompany account with IKS Corporation. The Company did not record a tax benefit related to the pre-tax losses in the United States for the six months ended June 30, 2000 in accordance with income tax accounting rules.

6.   Inventories

                                                June 30,          December 31,
                                                  2000                1999
                                           -----------------------------------

     Finished goods                        $        17,865     $        17,120
     Work in process                                 5,248               5,088
     Raw materials and supplies                      7,370               5,714
                                           -----------------------------------
                                           $        30,483     $        27,922
                                           ===================================

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


7.   Disposition of Businesses and Other Non-recurring Charges

The operating loss for the second quarter includes non-recurring charges of $2,600, comprised primarily of a $1,981 loss on the sale of certain service centers and $449 in severance costs related to the resignation of the Company's former CEO.

In May and June, 2000 the Company completed the sale of six service centers for a combined selling price of $1,480, comprised of $1,290 in cash and a $190 note receivable. These service centers were located in Illinois, Wisconsin, Oregon, Virginia, Tennessee and Georgia. The decision to sell the service centers was made in order to redeploy assets to the Company's strategic core initiatives.

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

General

         The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws. The Company has been manufacturing knives and saws for nearly 100 years, beginning in Europe and expanding its presence to the United States in the 1960s. The Company operates on an international basis with facilities in North America, Europe, Asia and South America and sells products in over 75 countries. The Company offers a broad range of products, used for various applications in numerous markets.

Presence outside the U.S.

         The Company's North American operations account for 58% of its net sales and 17% of its operating income for the first half of 2000, excluding the effect of $2.6 million of non-recurring charges discussed in Note 7. Its other international operations account for the remainder and are located primarily in Europe, 35% first half net sales, and 73% of first half 2000 operating income, excluding the effect of the $2.6 million of non-recurring charges.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. Dollars. The Company manufactures products in the U.S., Germany, Austria, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Austrian, Dutch, French, Canadian, Mexican, Chinese and other Asian operations and changes in exchange rates relative to the U.S. Dollar have impacted financial results. As a result, a decline in the value of the U.S. Dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first six months of 2000 to the first six months of 1999, there was a negative impact of $2.7 million (net of the currency impact on the BMMS sales) on sales with a minimal impact on net income. In addition, in the first half of 2000 there was a decrease in shareholder's equity from December 31, 1999 due to a $.9 million change in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges its exposure by entering into foreign exchange and U.S. Dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. Dollar transactions over periods ranging from one to six months.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Second quarter and six months ended June 30, 2000 compared to second quarter and six months ended June 30, 1999

         Net Sales: Net sales increased 10.7% to $41.3 million for the second quarter and 11.0% to $84.9 million for the first half of 2000 from $37.3 and $76.5 million for the same periods in 1999 primarily attributable to the acquisition of BMMS in January 2000. The Company experienced sales reductions in its North American operations (1.2% to $23.8 million) for the second quarter and (1.8% to $49.0 million) for the first half of 2000 compared to the same periods in 1999 primarily attributable to continuing organizational issues and to softness in the North American market. On April 25, 2000, P. Daniel Miller, the Company's President and CEO resigned from the Company effective May 1, 2000. An executive committee, comprised of four officers of the Company, reporting directly to the Board of Directors, was established. The Company experienced sales improvements (32.6% to $17.5 million) in its other operations for the second quarter and (35.0% to $35.9 million) for the first half of 2000 compared to the same period in 1999 primarily attributable to the BMMS acquisition.

         Gross Profit: Gross profit increased slightly to $10.5 and $22.7 million for the second quarter and first half of 2000 up from $10.3 and $22.0 million for the same periods in 1999. Excluding the effect of the non-recurring charges discussed in Note 7, gross profit would have been $11.0 and $23.2 million for the second quarter and first half of 2000, respectively. Gross margin decreased to 25.4% and 26.8% for the second quarter and first half of 2000 compared to 27.8% and 28.8% for the same periods in 1999 primarily attributable to the factors noted above and the second quarter non-recurring charges. Excluding the second quarter non-recurring charges, gross profit for the second quarter and first six months of 2000 would have been 26.6% and 27.3%, respectively. The Company experienced gross profit declines in its North American operations (15.0% to $5.1 million) for the second quarter and (14.2% to $11.5 million) for the first half of 2000 compared to the same periods in 1999 primarily attributable to the factors noted above. Excluding the second quarter non-recurring charges, the North American operations decline in gross profit would have been 6.7% to $5.6 million for the second quarter and a decline of 10.4% to $12.0 million in the first half of 2000. The Company experienced gross profit improvements (25.6% to $5.4 million) in its other operations for the second quarter and (30.2% to $11.2 million) for the first half of 2000 compared to the same periods in 1999 primarily attributable to the BMMS acquisition in January 2000.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $11.5 and $21.0 million for the second quarter and first half of 2000 compared to $8.3 and $16.6 million for the same periods in 1999. Excluding the second quarter non-recurring charges, selling, general and administrative expenses would have been $9.4 and $18.9 million for the second quarter and first half of 2000, respectively. The increase, net of the second quarter non-recurring charges, is primarily attributable to the BMMS acquisition. Selling, general and administrative expenses increased to 27.8% and 24.8% from 22.4% and 21.7% of sales for the respective periods. Excluding the second quarter non-recurring charges, selling, general and administrative expenses would have increased slightly to 22.8% for the second quarter and 22.3% for the first half of 2000.

         Interest  Expense,   net:  Net  interest  expense  remained  relatively
constant at $3.2 and $6.3 million for the second quarter and first half of 2000 compared to the same periods in 1999.

         Income Taxes: Due to pre-tax losses in the United States in the second quarter and first half of 2000 for which the Company did not record the related current tax benefits in accordance with income tax accounting rules, and as a result of pre-tax income in the Company's other operations for which the Company recorded related tax provisions, the Company has recorded a consolidated provision for income tax on a consolidated pre-tax loss of $4,730,000. Due to pre-tax losses in the United States in the second quarter and first half of 1999, the Company recorded related tax benefits which resulted in a consolidated tax benefit at effective tax rates of 35.1% and 34.1% respectively. The significant change in income taxes from 1999 is due to the above factors and the recording of tax benefits related to the pre-tax losses in the United States in 1999, but not in 2000.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $16.3 million under existing credit facilities, will be sufficient to meet its capital requirements. As of June 30, 2000, the Company's total long term debt and shareholder's deficit was $114.0 and $29.6 million, respectively.

         Net cash flow used in operations aggregated $3.2 million for the first half of 2000 compared to $5.0 million provided by operations for the same period in 1999. This decrease was primarily attributable to a $5.2 million decrease in net income and a $5.6 million increase in working capital offset by the $2.0 loss on the disposition of businesses.

         Cash used in investing activities for the first half of 2000 was $2.5 million compared to $3.0 million for the same period in 1999. The decreased use of cash is primarily due to a decrease in net capital expenditures compared to 1999.

         Cash provided by financing activities for the first half of 2000 was $7.3 million compared to cash used of $.4 million for the same period in 1999. The increase in cash provided compared to the prior year is primarily due to increased net borrowings in 2000 compared to 1999 due to the BMMS acquisition and increased working capital needs.


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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

                    Exhibit
                      No.                      Description
                    -------     ------------------------------------------------

                    10.15       Summary of Permitted  Indebtedness,  Commitments
                                from Banks, and Availability at June 30, 2000
                    10.16       Letter agreement dated November 16, 1998 between
                                Deutsche  Bank and IKS Klingelnberg GmbH.
                    10.17       Letter agreement dated January 19, 1999  between
                                Deutsche Bank and the Company.
                    10.18       Letter  agreement  dated  May 12,  1999  between
                                Deutsche  Bank and the Company.
                    10.19       Letter  agreement  dated  March 16, 2000 between
                                Deutsche Bank and IKS Klingelnberg GmbH.
                    27          Financial Data Schedule

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERNATIONAL KNIFE & SAW, INC.




                                By:   /s/  William M. Schult
                                    ------------------------------------
                                      William M. Schult
                                      Executive Vice President - Chief
                                      Financial Officer, Treasurer and
                                      Secretary (Principal Financial and
                                      Accounting Officer, and Executive
                                      Committee member)





                                 August 11, 2000

                                  EXHIBIT INDEX


 Exhibit
   No.                        Description
--------     -------------------------------------------------------------------

 10.15       Summary of  Permitted  Indebtedness,  Commitments  from  Banks, and
             Availability at June 30, 2000
 10.16       Letter agreement dated November 16, 1998 between Deutsche Bank  and
             IKS Klingelnberg GmbH.
 10.17       Letter  agreement  dated  January  19,  1999  between Deutsche Bank and the Company.
 10.18       Letter agreement dated May 12, 1999 between  Deutsche  Bank and the
             Company.
 10.19       Letter agreement dated March 16, 2000 between Deutsche Bank and IKS
             Klingelnberg GmbH.
 27          Financial Data Schedule