Form 10-Q
period 2000-09-30
INTERNATIONAL KNIFE & SAW INC
filed 2000-11-15
CIK 1027909

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
      For the quarterly period ended September 30, 2000

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

As of October 31, 2000, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

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


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                    September 30,      December 31,
                                                                         2000              1999
                                                                  -------------------------------------
Assets                                                                       (in thousands)
Current assets:
    Cash and cash equivalents                                         $  3,273          $  1,862
   Accounts receivable, trade, less allowances for
     doubtful accounts of $2,079 and $1,856                             26,658            25,620
   Inventories                                                          29,963            27,922
   Due from parent                                                       1,154
                                                                                           1,159
   Other current assets                                                  2,802             2,759
                                                                  -------------------------------------
Total current assets                                                    63,850            59,322

Other assets:
    Goodwill                                                            14,373            17,015
    Debt issuance costs                                                  2,387             2,736
    Other noncurrent assets                                              2,697             2,163
                                                                  -------------------------------------
                                                                        19,457            21,914

Property, plant and equipment-net                                       45,017            46,382

                                                                  -------------------------------------
            Total assets                                            $  128,324        $  127,618
                                                                  =====================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                  ---------------------------------------
                                                                   (in thousands, except share amounts)

Liabilities and shareholder's deficit Current liabilities:
   Notes payable                                                  $     12,560         $     4,362
   Current portion of long-term debt                                     2,381               2,465
   Accounts payable                                                     11,007              13,007
   Accrued liabilities                                                  15,260              10,619
                                                                  ---------------------------------------
Total current liabilities                                               41,208              30,453

Long-term debt, less current portion                                   109,555             112,391
Other liabilities                                                        9,446               6,557
                                                                  ---------------------------------------
Total liabilities                                                      160,209             149,401

Minority interest                                                        1,111               1,063

Shareholder's deficit:
   Common stock, no par value - authorized - 580,000 shares;
      issued - 526,904 shares; outstanding - 481,971 shares                  5                   5
   Additional paid-in capital                                           10,153              10,153
   Accumulated deficit                                                 (34,132)            (25,898)
   Accumulated other comprehensive loss                                 (5,590)             (3,674)
   Treasury stock, at cost                                              (3,432)             (3,432)
                                                                  ---------------------------------------
Total shareholder's deficit                                            (32,996)            (22,846)

                                                                  =======================================
Total liabilities and shareholder's deficit                       $    128,324        $    127,618
                                                                  =======================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)



                                                                        Quarter ended                    Nine months ended
                                                                        September 30,                      September 30,
                                                                    2000             1999              2000             1999
                                                              ---------------------------------------------------------------------
                                                                            (in thousands, except per share amounts)

Net sales                                                     $    36,934      $    37,473       $   121,850       $   113,989

Cost of sales                                                      27,098           26,299            89,287            80,809
                                                              ---------------------------------------------------------------------
Gross profit                                                        9,836           11,174            32,563            33,180

Selling, general and administrative expenses                        8,721            8,478            29,746            25,093
                                                              ---------------------------------------------------------------------
Operating income                                                    1,115            2,696             2,817             8,087

Other expenses (income):
    Interest income                                                   (30)             (33)              (96)              (90)
    Interest expense                                                3,242            3,093             9,606             9,404
    Minority interest                                                  59               75               193               256
                                                              ---------------------------------------------------------------------
                                                                    3,271            3,135             9,703             9,570
                                                              ---------------------------------------------------------------------
Loss before income taxes                                           (2,156)            (439)           (6,886)           (1,483)

Provision (benefit) for income taxes                                  178             (150)            1,346              (506)
                                                              =====================================================================
Net loss                                                      $    (2,334)     $      (289)      $    (8,232)      $      (977)
                                                              =====================================================================

Net loss per common share                                     $     (4.84)     $   (.60)         $    (17.08)      $     (2.03)

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                        Nine months ended
                                                                          September 30,
                                                                       2000          1999
                                                                   ----------------------------
                                                                         (in thousands)
Operating activities
Net loss                                                           $   (8,232)   $     (977)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                      5,780         5,030
     Loss on disposition of businesses                                  1,981             -
     Loss on sale of property, plant and equipment                         63            34
     Minority interest in income of subsidiary                            193           256
     Changes in operating assets and liabilities, net of effects from purchases and dispositions of operations:
         Accounts receivable                                              337        (2,482)
         Inventories                                                    1,254         1,844
         Accounts payable                                              (2,495)       (1,267)
         Accrued liabilities                                              605         5,378
         Other                                                            568           514
                                                                   ----------------------------
Net cash provided by operating activities                                  54         8,330

Investing activities
Purchases of operations, net of cash acquired                            (956)            -
Purchases of property, plant and equipment                             (4,043)       (4,646)
Proceeds from sale of property, plant and equipment                       628           428
Proceeds from disposition of businesses                                 1,290             -
Decrease (increase) in notes receivable and other assets                 (283)          233
                                                                   ----------------------------
Net cash used by investing activities                                  (3,364)       (3,985)

Financing activities
Decrease (increase) in amounts due from parent                              5        (1,712)
Increase in notes payable and long-term debt                           21,289        15,351
Repayment of notes payable and long-term debt                         (16,247)      (16,865)
Cash received from investees                                               51
                                                                   ----------------------------
Net cash provided (used) by financing activities                        5,098        (3,226)

Effect of exchange rates on cash and cash equivalents                    (377)          (58)
                                                                   ----------------------------

Increase in cash and cash equivalents                                   1,411         1,061
Cash and cash equivalents at beginning of period                        1,862         2,032
                                                                   ----------------------------
Cash and cash equivalents at end of period                          $   3,273     $   3,093
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

In June, 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101- Revenue Recognition in Financial Statements, which is required to be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The statement requires companies to recognize revenue upon delivery of products to the customer, which is when title passes. The Company does not anticipate the adoption of the new SAB will have a significant impact on its earnings or financial position.

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

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


3.  Comprehensive Income

The Company includes minimum pension liabilities and foreign currency translation adjustments in other comprehensive income. For the quarters ended September 30, 2000 and 1999, total comprehensive (losses) income amounted to ($3,368) and $127, respectively, including ($1,032) and $417 of other comprehensive (losses) income related to foreign currency translation adjustments. For the nine months ended September 30, 2000 and 1999, total comprehensive losses amounted to $10,150 and $2,074, respectively, including $1,916 and $1,096 of other comprehensive losses related to foreign currency translation adjustments.



4.  Notes Payable and Long -Term Debt


                                                                           September 30,       December 31,
                                                                                2000               1999
                                                                         --------------------------------------
     Notes payable:
       Notes payable on demand in German  Marks to a German  bank, issued under revolving credit agreements, interest payable
         quarterly                                                           $ 5,449             $  1,347
       Notes payable on demand in Chinese Yuan Renminbi to Chinese banks, issued under revolving credit agreements, interest
         payable monthly                                                       2,112                1,765
       Notes payable on demand in Austrian Schillings to an Austrian bank      1,285                    -
       Notes payable on demand in U.S. Dollars to a German bank, issued
         under revolving credit agreements, interest payable quarterly         3,614                1,250
       Notes payable on demand in U.S. Dollars to a U.S. Bank                    100                    -
                                                                         --------------------------------------
                                                                             $12,560             $  4,362
                                                                         ======================================



                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)



4.  Notes Payable and Long -Term Debt (continued)

                                                                           September 30,       December 31,
                                                                                2000               1999
                                                                         --------------------------------------
     Long-term debt:
       11-3/8% Senior Subordinated Notes due 2006                              $ 90,000           $ 90,000
       Notes payable in German Marks to a German bank                            13,998             16,399
       Notes payable in Chinese Yuan Renminbi to
          Chinese banks                                                           1,017              1,680
       Capitalized lease obligations in U.S. dollars to U.S. lenders              3,469              4,261
       Notes payable in Austrian Schillings to an Austrian bank                   1,735                  -
        Promissory note payable in Dutch Guilders to a
           former shareholder of the Diacarb Company                              1,667              2,414
       Other                                                                         50                102
                                                                         --------------------------------------
                                                                                111,936            114,856
     Less current portion                                                         2,381              2,465
                                                                         ======================================
                                                                              $ 109,555          $ 112,391
                                                                         ======================================


At September 30, 2000, the Company had committed global, multi-currency credit facilities of US $38,222.
Unused committed lines of credit from these facilities were US $15,009, compared to US $16,801 at December 31, 1999. A facility fee of 0.25% per annum is charged on the unused portion of the U.S. dollar component of the facility.


5. Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated Federal income tax return which includes the Company. The Company's provision/benefit for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The current and deferred tax provision and benefit for the Company are record as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision/benefit for United States income taxes is recorded to the intercompany account with IKS Corporation. The Company did not record a tax benefit related to the pre-tax losses in the United States for the nine months ended September 30, 2000 in accordance with income tax accounting rules.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

6. Inventories

                                            September 30,       December 31,
                                                2000                1999
                                         ---------------------------------------


     Finished goods                      $      17,929          $    17,120
     Work in process                             5,550                5,088
     Raw materials and supplies                  6,484                5,714
                                         ---------------------------------------
                                         $        29,963        $    27,922
                                         =======================================




7. Disposition of Businesses and Other Non-recurring Charges

The operating loss for the nine months ended September 30, 2000, includes second quarter non-recurring charges of $2,600, comprised primarily of a $1,981 loss on the sale of certain service centers and $449 in severance costs related to the resignation of the Company's former CEO.

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

Presence outside the U.S.

         The Company's North American operations account for 58% of its net sales and 10.4% of its operating income for the first nine month of 2000, excluding the effect of $2.6 million of second quarter non-recurring charges discussed in Note 7. Its other international operations account for the remainder and are located primarily in Europe, 38% of first nine months of net sales, and 77% of first nine months of 2000 operating income, excluding the effect of the $2.6 million of non-recurring charges.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. Dollars. The Company manufactures products in the U.S., Germany, Austria, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Austrian, Dutch, French, Canadian, Mexican, Chinese and other Asian operations and changes in exchange rates relative to the U.S. Dollar have impacted financial results. As a result, a decline in the value of the U.S. Dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first nine months of 2000 to the first nine months of 1999, there was a negative impact of $4.4 million (net of the currency impact on the BMMS sales) on sales with a minimal impact on net income. In addition, in the first nine months of 2000 there was a decrease in shareholder's equity from December 31, 1999 due to a $1.9 million change in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges its exposure by entering into foreign exchange and U.S. Dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. Dollar transactions over periods ranging from one to fifteen months.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

Third quarter and nine months ended September 30, 2000 compared to third quarter and nine months ended September 30, 1999

         Net Sales: Net sales decreased 1.4% to $36.9 million for the third quarter and increased 6.9% to $121.9 million for the first nine months of 2000 from $37.5 and $114.0 million for the same periods in 1999 primarily attributable to the acquisition of BMMS in January 2000 and offset by continuing problems in the North American organization and market. The Company experienced sales reductions in its North American operations (14.5% to $21.3 million) for the third quarter and (6.0% to $70.3 million) for the first nine months of 2000 compared to the same periods in 1999 primarily attributable to continuing organizational issues and to softness in the North American market. The Company experienced sales improvements (24.6% to $15.7 million) in its other operations for the third quarter and (31.6% to $51.6 million) for the first nine months of 2000 compared to the same period in 1999 primarily attributable to the BMMS acquisition.

         Gross Profit: Gross profit decreased to $9.8 and $32.6 million for the third quarter and first nine months of 2000 from $11.2 and $33.2 million for the same periods in 1999. Excluding the effect of the non-recurring charges discussed in Note 7, gross profit would have been $33.1 million for the first nine months of 2000. Gross margin decreased to 26.6% and 26.7% for the third quarter and first nine months of 2000 compared to 29.8% and 29.1% for the same periods in 1999 primarily attributable to the factors noted above and the second quarter non-recurring charges. Excluding the second quarter non-recurring charges, gross profit for the first nine months of 2000 would have been 27.1%. The Company experienced gross profit declines in its North American operations (24.6% to $4.9 million) for the third quarter and (17.6% to $16.4 million) for the first nine months of 2000 compared to the same periods in 1999 primarily attributable to the factors noted above. Excluding the second quarter non-recurring charges, the North American operations decline in gross profit would have been 15.1% to $16.9 million in the first nine months of 2000. The Company experienced gross profit improvements (6.4% to $5.0 million) in its other operations for the third quarter and (21.8% to $16.2 million) for the first nine months of 2000 compared to the same periods in 1999 primarily attributable to the BMMS acquisition in January 2000.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses were $8.7 and $29.7 million for the third quarter and first nine months of 2000 compared to $8.5 and $25.1 million for the same periods in 1999. The increase, net of the second quarter non-recurring charges, is primarily attributable to the BMMS acquisition. Selling, general and administrative expenses increased to 23.6% and 24.4% from 22.6% and 22.0% of sales for the respective periods. Excluding the second quarter non-recurring charges, selling, general and administrative expenses would have only increased to 22.7% for the first nine months of 2000.

         Interest  Expense,   net:  Net  interest  expense  remained  relatively
constant at $3.2 and $9.5 million for the third quarter and first nine months of 2000 compared to the same periods in 1999 .

         Income Taxes: Due to pre-tax losses in the United States in the third quarter and first nine months of 2000 for which the Company did not record the related current tax benefits in accordance with income tax accounting rules, and as a result of pre-tax income in the Company's other operations for which the Company recorded related tax provisions, the Company has recorded a consolidated provision for income tax on a consolidated pre-tax loss of $6.9 million. Due to pre-tax losses in the United States in the third quarter and first nine months of 1999, the Company recorded related tax benefits which resulted in a consolidated tax benefit at effective tax rates of 34.2% and 34.1% respectively. The significant change in income taxes from 1999 is due to the above factors and the recording of tax benefits related to the pre-tax losses in the United States in 1999, but not in 2000.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt and interest payments, and to complete planned maintenance and expansion expenditures. The Company anticipates that its operating cash flow, together with available borrowings of $15.0 million under existing credit facilities, will be sufficient to meet its capital requirements. As of September 30, 2000, the Company's total long term debt and shareholder's deficit was $111.9 and $33.0 million, respectively.

         Net cash flow provided in operations aggregated $.1 million for the first nine months of 2000 compared to net cash flow provided of $8.3 million provided by operations for the same period in 1999. This decrease was primarily attributable to a $7.3 million increase in net loss and a $3.7 million increase in working capital offset by the $2.0 million loss on the disposition of businesses.

         Cash used in investing activities for the first nine months of 2000 was $3.4 million compared to $4.0 million for the same period in 1999. The decreased use of cash is primarily due to a decrease in net capital expenditures compared to 1999.

         Cash provided by financing activities for the first nine months of 2000 was $5.1 million compared to cash used of $3.2 million for the same period in 1999. The increase in cash provided compared to the prior year is primarily due to increased net borrowings in 2000 compared to 1999 due to the BMMS acquisition and increased working capital needs.



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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits.
                    Exhibit
                        No.         Description
                    -------     ------------------------------------------------

                    10.15       Summary of Permitted  Indebtedness,  Commitments
                                from Banks,  and  Availability  at September 30,
                                2000
                    10.16       Letter agreement dated November 16, 1998 between
                                Deutsche Bank and IKS Klingelnberg GmbH.
                    10.17       Letter  agreement dated January 19, 1999 between
                                Deutsche Bank and the Company.
                    10.18       Letter  agreement  dated  May 12,  1999  between
                                Deutsche Bank and the Company.
                    10.19       Letter  agreement  dated March 16, 2000  between
                                Deutsche Bank and IKS Klingelnberg GmbH.
                    27          Financial Data Schedule


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





                                  November 14, 2000

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