Form 10-K
period 2000-12-31
INTERNATIONAL KNIFE & SAW INC
filed 2001-03-12
CIK 1027909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the year ended December 31, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from      to

                        Commission file number: 333-17305

                         International Knife & Saw, Inc.

             (Exact name of registrant as specified in its charter)

                     Delaware                               57-0697252
           (State or other jurisdiction                  (I.R.S. Employer
                        of
                  incorporation or                     Identification No.)
                   organization)

                   1299 Cox Avenue
                  Erlanger, Kentucky                           41018
          (Address of registrant's principal                (Zip Code)
                  executive offices)

Registrant's telephone number, including area code:  (859) 371-0333

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

     As of January 1, 2001, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

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

                                     PART I
     ITEM 1.  BUSINESS

General

     International Knife & Saw, Inc. ("IKS" or the "Company") is a wholly-owned subsidiary of IKS Corporation, a Delaware corporation. The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws. The Company's products, which are consumed in the normal course of machine operation and need resharpening or replacement many times a year, are mounted in industrial machines and are used in virtually every facet of cutting, slitting, chipping and forming of materials. The Company serves the following major market sectors: (i) Wood (44% of 2000 net sales);
(ii) Paper & Packaging (36%); (iii) Metal (16%); and (iv) Plastic & Recycling (4%). The Company believes that it has a leading worldwide market share in each of these market sectors and that there is no other company that serves all four such sectors.

     IKS has undergone two leadership changes over the past two year period. Following CEO departures in May, 1999 and again in April, 2000, the Board of Directors of the Company established an executive committee comprised of Messrs. William M. Schult, Executive Vice President - CFO, Treasurer and Secretary; Bradley H. Widmann, Vice President - Operations for the Americas; and Jeffrey H. Welday, Vice President - Sales and Marketing for the Americas. This committee is responsible for all North American operations of the Company and reports directly to the Board of Directors. Thomas W.G. Meyer, Executive Vice President, Europe and Asia, continued in his role with responsibility over those regions and also reports directly to the Board of Directors.

     Deteriorating results in the Company's North American operations over the past two years, primarily attributable to leadership changes at the Company in 1999 and 2000, as well as an increasingly softening market, have more than offset improved results in the Company's European operations. For example, in 2000, excluding non-recurring one-time charges, the Company's North American operations accounted for approximately 57% of net sales and incurred an operating loss of $1.8 million, while its European operations accounted for approximately 38% of net sales and 95% of the Company's operating income. In 1998, the Company's North American operations accounted for approximately 71% of net sales and 70% of the Company's operating income, while its European operations accounted for approximately 25% and 25%, respectively.

     The Company incurred net losses of approximately $15.5 million and $3.4 million in the years ended December 31, 2000 and 1999, respectively, as compared to net income of approximately $1.6 million in the year ended December 31, 1998. In addition, the Company generated negative cash flow from operations of approximately $4.5 million during the year ended December 31, 2000, as compared to positive cash flow from operations of approximately $6.9 million and $10.7 million during the years ended December 31, 1999 and 1998, respectively. Continuing adverse market conditions and their negative effect on the Company's cash flow, coupled with limited liquidity, are likely to impede the Company's ability to make interest payments of approximately $5.1 million on each of May 15 and November 15, 2001 under the Company's 11 3/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes").

     These matters raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company has retained Jefferies & Company, Inc. to begin a process to address the Company's highly leveraged capital structure. The Company expects Jefferies to assist the Company in developing alternatives in connection with a restructuring of its Subordinated Notes. While the Company believes that there are certain alternatives available to the Company, there can be no assurance that the Company will be successful in implementing any such alternatives or that any such alternatives, if implemented, will enable the Company to meet its obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Recapitalization

     The Company issued $90 million in aggregate principal amount of Subordinated Notes on November 6, 1996 under an Indenture, dated as of November 6, 1996 (the "Indenture"), by and between the Company and United States Trust Company of New York, as trustee. The Subordinated Notes were issued concurrently with the consummation of a recapitalization (the "Recapitalization") of IKS Corporation. Prior to the Recapitalization, all of the issued and outstanding capital stock of IKS Corporation was held by members of the Klingelnberg family and the Company's issued and outstanding capital stock was held approximately 97% by IKS Corporation and approximately 3% by certain executive officers of the Company.

     Subsequent to the Recapitalization, all of the Company's issued and outstanding capital stock has been held by IKS Corporation. IKS Corporation's issued and outstanding capital stock is held approximately 50.4% (on a fully diluted basis) by Citicorp Venture Capital, Ltd. and co-investors ("CVC"), approximately 30% by certain Luxembourg holding companies (formerly held by the Klingelnberg family) and approximately 19.6% by certain current and former members of management of the Company.

Business Strategy

     The Company believes that it can retain and improve its market position through the continued and renewed commitment to its business strategy. Key elements of this strategy include (i) maximizing stable, high margin end-user sales; (ii) increasing its global manufacturing, sourcing and marketing capabilities through strategic alliances; (iii) focusing on strategically identified product lines; (iv) maintaining its focus on cost improvement opportunities through continued rationalization of its factories; and (v) taking advantage of its purchasing strength and leveraging both the cost and inventory management aspects of its supply chain.

Products and Markets

     The Company manufactures and sells its products in four major market sectors including (i) Wood (44% of 2000 net sales); (ii) Paper & Packaging (36%); (iii) Metal (16%); and (iv) Plastic & Recycling (4%). IKS offers an extensive variety of knives and saws which are mounted in industrial machines and are sold across a wide customer base and over numerous industries throughout the world. The Company's knives and saws are consumed in the normal course of machine operation and need resharpening or replacement many times per year.

Wood

     IKS believes it is the largest manufacturer of industrial wood knives and saws with 2000 net sales of approximately $71 million. Industrial wood knives and saws are utilized in applications by companies such as Weyerhauser Co. and Louisiana Pacific Corp. for sawing logs into specific dimensional sized lumber for use in the housing industry; by companies such as Georgia Pacific Corp., Willamette Industries and Boise Cascade Corp. for peeling large diameter logs into veneer for use in the production of plywood, paneling and furniture; and by companies such as Fletcher Challenge and International Paper Co., Inc. for the production of wood chips used in their pulp mills to produce fine paper, newsprint and craft paper. In addition, the Company's knives are used to cut wood into chips, used for fuel by wood and coal burning power plants as well as generating power and steam for large paper and pulp mills worldwide.

     As timber becomes more expensive, the industry is increasingly cognizant of the need for more effective tree utilization and reducing material lost to inefficient sawing. As a result, the industry is trending toward engineered and composite materials made from specially sized wood chips leading to increased sales of waferizer and flaker knives, and wear parts. Wafer board and oriented strand board use tight tolerance waferizer and flaker knives to reduce smaller, less expensive raw material logs into specifically sized and shaped wood chips. The chips are then assembled with synthetic binders into boards, sheets and specialty profiles, having properties superior to plywood or solid wood predecessors which require more expensive large diameter logs as raw material. The Company believes that it is the leading North American manufacturer of these specialty knives.

     The Company is a leader in the manufacture of carbide edger saws. Using automated equipment in combination with skilled craftsmen, IKS produces extremely accurate saws used for the primary wood market to cut logs into dimensional finished lumber and panel boards.

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

     The Company has a strong presence in the wood saw machinery market. The highly trained, experienced, technical sales staff provides primary wood end users with a valuable resource to improve their mills' performance, thereby creating mutually beneficial long-term exclusive supplier relationships for saws, saw maintenance equipment, and supplies.

Paper & Packaging

     The Company believes it is the largest manufacturer and supplier of industrial paper & packaging knives with 2000 net sales of approximately $58 million. Among the Company's four major markets, the paper & packaging knife market is the largest and most diverse, with the widest variety of cutting methods. These knives are used in applications by companies such as Kimberly-Clark Corp., Fort James and Proctor & Gamble Co. for cutting and perforating tissue paper and paper towels and the production of disposable diapers; by companies such as Frito-Lay, Inc. and M&M Mars, Inc. which utilize Zig Zag knives to cut the top and bottom of snack food, salt and pepper and candy packages sold by convenience stores and fast food chains; and by companies such as Quebecor World, International Paper and RR Donnelly & Sons Co., Inc. for cutting and trimming paper in the production of copy paper, books and business forms. As a result of their many uses, paper & packaging knives represent the largest category of the Company's approximately 10,000 products with more than 2,500 paper & packaging knife products relating to every aspect of paper & packaging manufacturing and converting.

     Paper converting knives are made from a wide range of steel grades, from carbon steels to inlaid high speed steels and carbide. Recent trends in the paper industry, including an increase in the use of recycled fiber and a change in paper chemistry to more abrasive alkaline additives, have required upgrades by paper producers to higher quality, more expensive knife materials and designs which are better suited for more sophisticated and diverse cutting applications. The Company has developed an expertise in the manufacture of these more sophisticated cutting tools which allow the paper converter to run longer and produce better quality cuts, which gives IKS a competitive edge and positions it to offer the most complete package of new knife products and services in the world paper market.

     The Company has a strong presence in the printing market and a reputation of being a leading producer of high precision printing press knives and spare parts. IKS has also been able to expand its precision toothed knife manufacturing capabilities into the packaging and food industry, growing markets for the IKS group.

     The Company believes that the market for paper & packaging knives is strong worldwide and is growing in Europe, Latin America and Asia. The Company should benefit in Asia and Latin America as consumer markets in those regions emerge and the use of packaged consumer products rapidly increases. The Company believes that, through its continued emphasis on providing specialized technical assistance resulting in added value, it will continue to grow in these markets.

Metal

     The Company believes it is the second largest manufacturer of metal knives with 2000 net sales of approximately $25 million. The Company's metal knives are used by steel processing facilities such as Heyco Corp., Edgecomb Metals Co. and Allegheny Ludlum Corp. and metal products manufacturers such as Deere & Co. Inc., Caterpillar, Inc. and Steelcase Corp.; in the cutting, shearing and chopping of steel being produced in steel mills used by companies such as Bethlehem Steel Corp., Rouge Steel Co. and USX Corp.; and in cutting metal sheets and slitting strips from rolls of sheet steel processed by companies such as California Steel Corp. and Joseph T. Ryerson & Son, Inc.

     In setting up their steel slitting lines, the Company's customers order knives specifically designed for the particular demands and characteristics of each production line. IKS offers expert technical and computer software assistance to companies setting up such a line. The Company has developed a proprietary software package, Slitting Assembly Very Easy ("SAVE"), which assists customers in choosing and setting up metal slitting knives. The IKS SAVE technology makes use of custom computer software to guide the personnel setting up the arbor in the selection of the individual slitter knife and spacer combination to an exact thickness, assuring that, as the arbor is loaded, the accumulated error is maintained near zero. The accuracy of this knife clearance directly affects the cut edge quality of the steel strip. By offering this technology, as well as personal technical assistance, the Company is an integral part of the steel slitting knife purchasing process, which the Company believes increases the likelihood that a customer will choose an IKS product.

     The market for industrial metal knives is dependent upon the steel usage by numerous industries including the automotive industry and metal and consumer product manufacturers, such as aluminum can and appliance manufacturers.

Plastic & Recycling

     The Company believes it is one of the largest manufacturers of industrial plastic & recycling knives with 2000 net sales of approximately $7 million. Industrial plastic granulator knives are used for the manufacture of plastic, typically by companies such as Mobil Chemical Corp. and I.C.I. Americas, Inc. where pelletizing knives are used to cut plastic into small, precise pieces for processing; by companies such as E.I. DuPont de Nemours & Co. for cutting artificial fibers; by companies such as Wellman Inc. for recycling plastic containers; and by companies such as Waste Recovery Corp. for the environmental recycling of styrofoam, rubber and glass. The Company manufactures knives for all of these uses, as well as related knives used to cut computer tape, foil and film by companies such as Alcoa Aluminum Co. of America, Inc. and Eastman Kodak Co. and household products produced by Hasbro Corp. and Rubbermaid Inc.

     The market for industrial plastic granulator knives is currently strong in Europe as a result of government mandated recycling programs. There is a growing emphasis on recycling with respect to reclaiming the reusable value of material in plastic, rubber, glass and metal products, as well as with respect to easing the disposal of urban waste, medical waste, aluminum cans and soda bottles in accordance with environmental regulations.

     The Company believes that the recycling of copper and aluminum cable and wires will also increase as fiber optic and satellite communication technologies become more widespread. The Company manufactures the knives which are used in the granulator systems used in recycling these materials and is thus well positioned to benefit as demand for these products increases.

Marketing and Distribution

     The Company is the only industrial knife and saw manufacturer with operations in North America, Europe, Asia, and Latin America and products sold in more than 75 countries. Historically, the Company's sales have been principally in North America and Europe; in the past five years the Company has expanded operations into the emerging markets of Asia and Latin America.

     The Company has one of the largest direct sales forces focused on industrial knives and saws. Complementing the Company's knowledgeable worldwide salesforce, the Company has a significant staff of market managers and product specialists who are experts in their respective fields and are responsible for product coordination among the Company's salespeople, customers and manufacturing operations. The Company concentrates its sales efforts on end-users, which represent 89% of 2000 net sales, through its direct sales force, distributors, agents and Company-owned and independent resharpening service centers. The remaining 11% of the Company's net sales are to original equipment manufacturers ("OEMs") of cutting machines through its direct sales force.

     In order to better serve its customers, the Company strategically places its inventory around the world to best suit geographical and customer needs. This results in the Company being able to ship most products to the end-users more rapidly than many of its competitors.

     End-users -- Direct Salesforce and Company-Owned Service Centers. Approximately 66% of the Company's 2000 net sales were direct to end-users through the Company's salesforce and Company-owned service centers, representing in excess of 10,000 customer accounts. The Company believes that it has been successful in selling to end-users because of its large and knowledgeable salesforce, broad product offering, customer service, the strategic placement of its inventory and its relationships with OEMs. The Company's salesforce develops close working relationships with end-users, continually providing customers with direct technical support, offering advice about the types of knives, materials and specifications which would be appropriate for their specific machines. The Company believes its competitive position will strengthen with this distribution channel as many large end-users consolidate and reduce their vendor base, requiring the technical support and wide breadth of product the Company offers.

     The Company is afforded additional direct access to end-users by providing resharpening services to end-users of both its own and its competitors' products through its fourteen service centers, seven in the United States, three in Canada, one in the Netherlands, one in France, one in Mexico, and one in Chile. In addition to company-owned service centers, the Company works very closely in conjunction with a network of independently owned dealers and regrind shops. This enables the Company to create even closer customer relationships which better position it to be the first choice of the end-user when a replacement is needed. Since industrial knives and saws are consumable, and generally need resharpening at least once per week and as often as 50 times over the life of a product, resharpening revenues can be significantly in excess of the cost of the product.

     The resharpening service centers also act as distributors as they sell replacement knives and saws. By owning and operating these service centers, the Company can replace competitors' products with IKS products, including IKS products that the service center may not have previously sold.

     End-users -- Distributors and Independent Service Centers. The Company sells approximately 23% of its net sales to end-users through distributors and independent resharpening service centers. The Company's long term relationships with these distributors, agents and independent resharpening service centers complements its salesforce by providing the opportunity to access additional niche markets. The Company will continue to utilize its distribution network to expand its sales reach and carry the IKS products in their inventory, ready to be sold to end-users.

         OEMs. Approximately 11% of IKS' 2000 net sales were directly to a variety of OEM manufacturers. The Company believes it is the leading supplier to the OEM market, placing the original knife or saw in the OEM machine, and has a close relationship with many of the major cutting machine manufacturers worldwide. The Company has developed and maintains these close relationships by providing advice to OEM manufacturers about the types of knives, materials and specifications which would be appropriate for their particular machines. In supplying over 350 OEMs, the Company's market managers have an enhanced ability to identify the needs of its customers and to coordinate the Company's technical capabilities with those needs. As a result, the Company believes that it has greater opportunities to place its products into OEM machines and by doing so provides itself with a competitive advantage in capturing the resultant end-user replacement sales.

Strategic Alliances

     The Company's strategic alliances include over 50 business relationships with suppliers of finished industrial knives and saws throughout the world, four joint ventures and several strategic relationships with independent resharpening centers. These alliances enable the Company to expand its international presence, increase its product offerings, maintain a cost competitive position on its broad base of products and align itself with local entrepreneurs in international markets where local market expertise is needed while broadening its customer base with limited additional investment.

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

     Joint Ventures. The Company also maintains its international presence through joint ventures in Asia and Latin America. These include two joint ventures in China which commenced operations in 1996. The Company increased its interest from 51% to 80% in 1999 in both Chinese joint ventures. These joint ventures sell products domestically within China and IKS exclusively exports these products to most of the rest of the world, providing the Company with a relatively low cost source of supply for resale to its customers. These joint ventures provide a distribution network for the Company to import its products from North America and Europe into the rapidly developing market in China as the economy expands and demands a greater variety of cutting tool products. The Company's other joint venture interests are a 42.5% interest in a distributor and service center in Chile which had net sales of approximately $1.2 million in 2000 and a 30% interest in a distributor in the Philippines which had net sales of approximately $.6 million in 2000.

Raw Materials

     The Company has numerous suppliers of raw materials, including over 20 raw material suppliers of steel. IKS's steel purchase volume is typically large enough to allow the Company to purchase steel directly from steel mills. This advantage along with the Company's continued efforts to leverage its purchasing strength and consolidate its supplier base results in reduced raw material costs. The Company believes that its relationships with all of its steel vendors are good. The Company is not dependent on any one of its suppliers for all of its raw materials.

Backlog Orders

     As of February 28, 2001, the dollar amount of backlog orders, believed by the Company to be firm totaled approximately $35.5 million. It is expected that a significant portion of all such orders will be filled during 2001. As of February 29, 2000 the dollar amount of backlog orders totaled approximately $34.7 million.

Competition

     The industrial knife and saw market is highly fragmented with numerous participants. The Company competes principally on the basis of price, service, delivery, quality and technical expertise. The Company's competitors vary in each of the market sectors that the Company serves. No single company competes with the

Company in all four of the market sectors that the Company serves and no single company is dominant in any of such market sectors. The Company believes that the reputation it has established over its long history for quality products, its sales and service network and its in-depth product knowledge combined with its end-users' supplier reduction programs, provide it with a competitive advantage in all the market sectors it serves.

Trademarks and Tradenames

     The Company markets its products under certain trademarks, including "IKS(TM)," "IKS Klingelnberg," "Cascade Southern", "Chromavan," "Chromalit," "Compaflex," "Compalloy," "Durakut," "Durapid," "Duritan," "Dynabloc(TM),"
"Dynapren," "Dynatherm," "Hyperhone(TM)," "Klirit," "KSFmicroplan," "Novacrom(TM)," "Novador," "QCP," "Quality Cut Knife Maintenance Program and Design," "Rolf Meyer", "SAVE," "Stop," "Surekut(TM)," "Systi-Matic", "Tecalloy(TM)," "Tecnolite(TM)," "Tungsten Carbide Quattro," "Diamond Cut," "New Wave," "Dialux," "Ultrid," and "Workalit." In addition, the Company uses the following tradenames: American Custom Metals; Ban-Carb; Buland; Canadian Knife & Saw; Diacarb; AK Vander Wijngaart Beheer; Diacarb Stansvormen; Mayemyton Trading; Durakut; Econokut; Hannaco; Hyperhone; IKS de Mexico; IKS Shanghai; Kodiak; SPS; Tuff-Tip; Ultrakut; and Boehler Miller Messer und Saegen.

Employees

     At December 31, 2000, the Company had 1,594 full-time employees. Of such employees, 706 were located in North America, 589 were located in Europe and 299 were located in Asia. The Company considers its relations with its employees to be good.

     The Company's employees are primarily non-union. The Company's Bergisch Born, Germany facility, its Austrian facilities, its China facilities (operated in connection with its joint venture arrangements) and its Systi-Matic facility in Kirkland, Washington are the only facilities which employ union workers. The Company estimates that 50 of its German employees, 213 of its Austrian and 77 of its U.S employees are union members. The majority of the 281 employees at the facilities of the two China joint ventures are part of a governmental bargaining unit. The Company considers its relations with the unions to be good.

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

     Based on the Company's experience to date, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental liabilities or claims) should not have a material adverse effect on the Company's business, financial condition or results of operations. However, future events, such as changes in existing laws and regulations or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by the Company that may be material.

     ITEM 2.  PROPERTIES

     The Company is headquartered in Erlanger, Kentucky, located a few miles south of Cincinnati, Ohio. The Company currently owns or leases 25 facilities in North America, Europe, and Asia, that are used for manufacturing, distribution, sales, warehousing and service center activity. The Company also leases two facilities in North America that are idle; the Company is actively pursuing alternatives for these two leased facilities.

     The following table sets forth the location, square footage and principal functions of each of the Company's facilities.

                                  Approx.
            Location              Sq. Ft.          Use
            --------            ----------         ---
  North American Facilities      106,600      Manufacturing/Service
    Florence, SC                              Center/Distribution/Sales
    Erlanger, KY (corporate       99,700      Manufacturing/Service
       Headquarters)                          Center/Distribution/Sales
    Camden, AL..................  44,700      Manufacturing/Service
                                              Center/Distribution/Sales
    McMinnville, OR.............  55,000      Manufacturing/
                                              Distribution/Sales
    Granby, Quebec*.............  20,000      Manufacturing/Service
                                              Center/Distribution/Sales
    Langley, British Columbia...  19,200      Manufacturing/Service
                                              Center/Distribution/Sales
    Kirkland, WA *..............  30,000      Manufacturing/Service
                                              Center/Distribution/Sales
    Milwaukie, OR*..............   8,600      Idle. Former Manufacturing/
                                              Service Center
    Hot Springs, AR.............   6,700      Distribution/Sales
    Appleton, WI*...............   5,000      Idle. Former Service Center/
                                              Distribution/Sales
    Bangor, ME..................  12,400      Service Center/Distribution/Sales
    Mississauga, Ontario*.......  11,800      Service Center/Distribution/Sales
    West Monroe, LA.............   7,500      Service Center/Distribution/Sales
    Mexico City, Mexico*........   3,500      Service Center/Distribution/Sales
    Statesboro, GA*.............   2,700      Service Center/Distribution/Sales
  European Facilities
    Bargteheide, Germany........  64,500      Manufacturing/Distribution/Sales
    Bergisch Born, Germany......  56,000      Manufacturing/Distribution/Sales
    Geringswalde, Germany.......  30,700      Manufacturing
    Waidhofen, Austria* ........ 152,800      Manufacturing/Distribution/Sales
    Traismauer, Austria*........  37,700      Manufacturing/Distribution/Sales
    Rotterdam,  the Netherlands.  23,700      Service Center/Distribution/Sales
    Palaiseau, France...........  17,200      Service Center/Distribution/Sales
  Asian Facilities
    Jakarta, Indonesia*.........   2,700      Distribution/Sales
    Kuala Lumpur, Malaysia*.....   1,000      Distribution/Sales
  Joint Venture Facilities
    Shanghai, China** (80%).....  32,000      Manufacturing/Distribution/Sales
    Concepcion, Chile (42.5%)...   3,700      Service Center/Distribution/Sales
   Manila, Philippines (30%)....   2,500      Distribution/Sales

*  Leased.
** Facility owned, land leased

     The Company believes that its facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.

     The Company places a strong emphasis on producing high quality products. The Company's European facilities located in Bergisch Born, Germany, and Waidhofen and Traismauer, Austria have been awarded ISO 9001 certification, while its Erlanger, Kentucky facility has been awarded ISO 9002 certification indicating that these facilities have achieved and sustained a high degree of quality and consistency with respect to their production systems. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, as it provides evidence to purchasers that the Company's systems have achieved specified standards and are being sustained.

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

     IKS Corporation has two classes of common equity outstanding as well as two classes of preferred stock. As of March 1, 2001, there were 32 holders of IKS Corporation's outstanding common equity. During 2000, IKS Corporation issued 40 shares of Class A Common Stock, 4.8 shares of Series A 12% Cumulative Compounding Preferred Stock and 4.8 shares of Series B 12% Cumulative Compounding Preferred Stock to a Director for total consideration of $10,000. The above securities were issued and sold in reliance upon the exemptions available under Section 4 (2) of the Securities Act of 1993, as amended, and Regulation D thereunder. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     Since the consummation of the Recapitalization, the Company has not paid any dividends because the Indenture prohibits the Company from declaring or paying any dividend or making any distribution on account of the Company's equity interests unless certain conditions, as outlined in the Indenture, exist at the time of such payment. The Company is not prohibited from declaring or paying dividends in the form of capital stock of the Company.

     ITEM 6.  SELECTED FINANCIAL DATA

     The following table contains selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 2000. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's historical consolidated financial statements, including the notes thereto, included elsewhere herein.


                                                           Year Ended December 31,
                                                           (dollars in thousands)
                                       2000             1999              1998            1997             1996
                                   -----------      -----------      -----------      -----------      -----------
Operating Data:
Net sales                            $ 160,917        $ 153,133        $ 150,891        $ 142,974        $ 119,441
Cost of sales                          120,388          108,477          105,779           99,885           83,567
                                     ---------        ---------        ---------        ---------        ---------
Gross profit                            40,529           44,656           45,112           43,089           35,874

Selling, general and administrative
  expenses                              40,026           34,517           30,299           27,681           23,952
                                     ---------        ---------        ---------        ---------        ---------
Operating income                           503           10,139           14,813           15,408           11,922
Interest expense, net                   13,031           12,354           12,006           11,687            3,245
Minority interest                          157              295               71              174             (271)
                                     ---------        ---------        ---------        ---------        ---------
(Loss) income before income taxes      (12,685)          (2,510)           2,736            3,547            8,948
Provision for income taxes               2,844              880            1,146            1,499            2,924
                                     ---------        ---------        ---------        ---------        ---------
Net (loss) income                    $ (15,529)       $  (3,390)       $   1,590        $   2,048        $   6,024
                                     =========        =========        =========        =========        =========
Net (loss) income per common share   $  (32.22)       $   (7.03)       $    3.30        $    4.25        $   12.50

Other Data:
EBITDA (1)                           $   8,230        $  16,893        $  20,803        $  20,027        $  17,055
 Net cash (used) provided by            (4,534)           6,889           10,694            7,282            9,999
  operating  activities
Net cash used in investing
  activities                            (5,747)          (5,497)         (17,687)         (25,183)          (8,998)
Net cash provided (used) by
  financing activities                  12,010           (1,332)           6,690            8,676              965
Depreciation and amortization (2)        7,307            6,360            5,620            5,145            4,596
Capital expenditures (3)                 6,921            6,019            9,320            7,734            8,157
Gross margin                             25.2%            29.2%            29.9%            30.1%            30.0%
EBITDA margin                             5.1%            11.0%            13.8%            14.0%            14.3%
EBITDA including LIFO charges
  and credits                        $   7,810        $  16,499        $  20,434        $  20,553        $  16,518

Balance Sheet Data:
Working capital                      $  12,286        $  28,869        $  26,095        $   32,91        $  40,753
Total assets                           126,391          127,618          101,275          134,975          115,274
Debt (4)                               128,357          114,957          122,455          109,265          100,075
Shareholder's deficit                  (39,654)         (22,846)         (18,093)         (19,607)         (19,644)



(1) EBITDA is defined as operating income plus depreciation and amortization adjusted to exclude LIFO charges (credits) of $420, $394, $370, ($526), and $537 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The EBITDA measure presented by the Company may not be comparable to similarly titled measures reported by other companies.

(2) Depreciation and amortization as presented will not agree with amounts in the consolidated statement of cash flows because of the amortization of debt issuance costs reported below the operating income line.

(3) 1998 included $2,172 of capital expenditures related to the implementation of a new computer system (SAP) and related system software. 1996 included $1,524 of capital expenditures related to the consolidation of the Company's west coast operations and the expansion of the Cincinnati facility and $1,105 of capital expenditures related to the expansion of the Chinese joint venture operations.

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

Presence outside the U.S.

     The Company's North American operations accounted for approximately 57% of its 2000 net sales. The Company's other international operations account for the remainder and are located primarily in Europe (approximately 38% of 2000 net sales), and to a lesser extent in Asia.

     The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Austria, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in Canada and European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Dutch, French, Austrian, Canadian, Mexican, Chinese and other Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for 2000 to 1999, the weaker German Mark, Austrian Schilling, Dutch Guilder, and French Franc had the translation effect of decreasing 2000 net sales by $5.2, $2.9, $.8, and $.5 million, respectively, with a combined $.7 million negative impact on 2000 operating income. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally enters into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to fifteen months.

     At December 31, 2000 the result of a hypothetical 10% adverse change in foreign currency rates would not significantly impact the Company's future results of operations, cash flows or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of the changes in exchange rates, changes in exchange rates also affect the volume of sales and the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in the potential change in sales levels or local currency prices.

Results of Operations

     IKS has undergone two leadership changes over the past two year period. Following CEO departures in May, 1999 and again in April, 2000, the Board of Directors of the Company established an executive committee comprised of Messrs. William M. Schult, Executive Vice President - CFO, Treasurer and Secretary; Bradley H. Widmann, Vice President - Operations for the Americas; and Jeffrey H. Welday, Vice President - Sales and Marketing for the Americas. This committee is responsible for all North American operations of the Company and reports directly to the Board of Directors. Thomas W.G. Meyer, Executive Vice President, Europe and Asia, continued in his role with responsibility over those regions and also reports directly to the Board of Directors.

     Deteriorating results in the Company's North American operations over the past two years, primarily attributable to leadership changes at the Company in 1999 and 2000, as well as a softening market, have more than offset improved results in the Company's European operations. For example, in 2000, excluding non-recurring one-time charges, the Company's North American operations accounted for approximately 57% of net sales and incurred an operating loss of $1.8 million, while its European operations accounted for approximately 38% of net sales and 95% of the Company's operating income. In 1998, the Company's North American operations accounted for approximately 71% of net sales and 70% of the Company's operating income, while its European operations accounted for approximately 25% and 25%, respectively.

     The following table sets forth the items in the Company's consolidated statements of income as percentages of its net sales for the periods indicated:


                                                   Year Ended December 31,
                                              2000         1999         1998
                                            -------      -------      -------

 Net sales..............................     100.0%       100.0%       100.0%
 Cost of sales..........................     (74.8)%      (70.8)%      (70.1)%
                                          ----------   ----------   ----------
     Gross margin.......................      25.2%        29.2%        29.9%
 Selling, general and administrative
      expenses..........................     (24.9)%      (22.5)%      (20.1)%
                                          ----------   ----------   ----------
     Operating income..................         .3%         6.7%         9.8%
 Interest expense, net..................       8.1%         8.1%         8.0%
 Minority interest......................       0.1%         0.2%         0.0%
                                          ---------    ---------    ---------
     (Loss) income before income taxes..      (7.9)%       (1.6)%        1.8%
 Provision for income taxes.............      (1.8)%       (0.6)%       (0.8)%
                                          ----------   ----------   ----------
           Net (loss) income............      (9.7)%       (2.2)%        1.0%
                                          ==========   ==========   =========


     As used in the following discussion of the Company's results of operations,
(i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.


Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

     Net Sales: Net sales increased 5.1% to $160.9 million in 2000 from $153.1 million in 1999 primarily attributable to the acquisition of Boehler Miller Messer und Saegen GmbH ("BMMS") in January 2000, significantly offset by poor results in North America primarily attributable to two leadership changes over the past two year period, market softness and the strengthening dollar relative to the European currencies. The Company experienced net sales reductions in its North American operations (8.8% to $91.4 million) and sales improvements in its other operations (31.4% to $69.5 million) in 2000 compared to the same period in 1999.

     Gross Profit: Gross profit decreased 9.2% to $40.5 million in 2000 from $44.7 million in 1999. Excluding the effect of the non-recurring charges discussed in Note 11 to the consolidated financial statements, gross profit would have been $41.0 million in 2000. Gross margin decreased to 25.2% in 2000 compared to 29.2% in 1999 primarily attributable to the factors noted above and the second quarter non-recurring charges. Excluding the second quarter non-recurring charges, gross margin for 2000 would have been 25.5%. The Company experienced gross profit declines in its North American operations (26.7% to $19.8 million) in 2000 compared to 1999, while gross margin also significantly declined to 21.7% from 26.9%. Excluding the second quarter non-recurring charges, the North American operations decline in gross profit would have been 24.8% to $20.3 million in 2000. The decrease in gross profit and gross margin is attributable to the factors noted above. The Company experienced gross profit improvements (16.9% to $20.7 million) in its other operations in 2000 compared to 1999 while gross margin decreased to 29.8% from 33.5%. The gross profit increase and gross margin decline was primarily due to the BMMS acquisition in January 2000.

     Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were $40.0 million for 2000 compared to $34.5 million for 1999. The increase, net of the second quarter non-recurring charges, is primarily attributable to the BMMS acquisition. SG&A expenses increased to 24.9% of net sales from 22.5% of net sales for the respective periods. Excluding the second quarter non-recurring charges, SG&A expenses would have increased to 23.6% of net sales in 2000.

     Interest Expense, net: Net interest expense increased to $13.0 million for 2000 compared to $12.4 million for 1999 due to an increase in borrowings related to the BMMS acquisition in January 2000 and increased working capital needs due to the decline in net sales in North America.

     Income Taxes: Due to pre-tax losses in the United States in 2000 for which no related current tax benefits were recorded in accordance with income tax accounting rules, and as a result of pre-tax income in the Company's other operations for which related tax provisions were recorded, the Company is reporting a consolidated provision for income tax on a consolidated pre-tax loss of $12.7 million. Due to pre-tax losses in the United States in 1999, the Company did not fully realize the related current tax benefits in accordance with income tax accounting rules. This resulted in a consolidated tax provision for income tax on a consolidated pre-tax loss of $2.5 million. The significant change in income taxes from 1999 is due to the above factors and the recording of a portion of tax benefits related to the pre-tax losses in the United States in 1999, but not in 2000.


Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

     Net Sales: Net sales increased 1.5% to $153.1 million in 1999 from $150.9 million in 1998. The Company experienced net sales declines in its North American operations (6.3% to $100.2 million) compared to $106.9 million in 1998, primarily attributable to a leadership change in May 1999 and to a lesser extent due to pricing pressures from Asian, South American and domestic competitors that led to a loss of business in the major market sectors the Company serves. The Company experienced net sales improvements (20.2% to $52.9 million) in its other operations compared to $44.0 million in 1998, primarily attributable to acquisitions of Buland S.A. ("Buland") and A.K. van der Wijngaart Beheer B.V. ("Diacarb") in the fourth quarter of 1998.

     Gross Profit: Gross profit decreased slightly to $44.7 million in 1999 from $45.1 million in 1998. Gross margin also decreased slightly to 29.2% for 1999 compared to 29.9% in 1998. The Company experienced a significant decrease in gross profit in its North American operations (16.7% to $27.0 million) in 1999 compared to $32.4 million in 1998, while gross margin also significantly declined to 26.9% from 30.3%. The decrease in gross profit and gross margin is attributable to the factors noted above. The Company experienced significant gross profit improvements (39.4% to $17.7 million) in its other operations in 1999 compared to $12.7 million in 1998, while gross margin also significantly increased to 33.5% from 28.9%. The gross profit and gross margin improvement was primarily due to the fourth quarter 1998 acquisitions of Buland and Diacarb.

     Selling, General and Administrative Expenses: SG&A expenses were $34.5 million for 1999 compared to $30.3 million for 1998 and increased to 22.5% of net sales from 20.1% of net sales for the respective periods. The increase in SG&A expenses was primarily due to the Diacarb and Buland acquisitions and to a lesser extent due to reorganization costs in North America.

     Interest Expense, net: Net interest expense increased to $12.4 million in 1999 from $12.0 million in 1998 due to an increase in borrowings primarily related to the Diacarb and Buland acquisitions in the fourth quarter of 1998 and increased working capital needs due to the decrease in net sales in North America.

     Income Taxes: Due to pre-tax losses in the United States in 1999 for which the Company did not fully realize the related current tax benefits in accordance with income tax accounting rules, and as a result of pre-tax income in the Company's other operations for which the Company recorded related tax provisions, the Company has recorded a consolidated provision for income tax on a consolidated pre-tax loss of $2.5 million. The Company's effective tax rate was 41.9% in 1998. The significant change in income taxes from 1998 is due to the above factors and significant changes in income contributions for the Company's operations in certain tax jurisdictions.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. In the past, the Company's operating cash flow and available borrowings under the Company's multi-currency credit facilities have been sufficient to enable the Company to meet its working capital requirements, debt service requirements and capital expenditure requirements. However, deteriorating results in the Company's North American operations over the past two years, primarily attributable to leadership changes at the Company in 1999 and 2000 as well as a softening market, have more than offset improved results in the Company's European operations. The Company incurred net losses of approximately $15.5 million and $3.4 million in the years ended December 31, 2000 and 1999, respectively, as compared to net income of approximately $1.6 million in the year ended December 31, 1998. In addition, the Company generated negative cash flow from operations of approximately $4.5 million during the year ended December 31, 2000, as compared to positive cash flow from operations of approximately $6.9 million and $10.7 million during the years ended December 31, 1999 and 1998, respectively. Continuing adverse market conditions and their negative effect on the Company's cash flow, coupled with limited liquidity, are likely to impede the Company's ability to make interest payments of approximately $5.1 million on each of May 15 and November 15, 2001 under the Company's 11-3/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes").

     The Company is highly leveraged. As of December 31, 2000, the Company's total long-term debt and stockholder's deficit were approximately $112.3 million and $39.7 million, respectively. The Company's consolidated debt service obligations in 2001 are expected to be in excess of $12.0 million, including approximately $10.2 million of interest payments due under the Subordinated Notes. The Company does not have any significant capital expenditure commitments in 2001 that cannot be deferred; however, deferral of planned maintenance and expansion expenditures may negatively impact the Company's operations. At December 31, 2000, the Company had approximately $9.0 million available under its multi-currency credit facilities. However, certain provisions of the Company's German credit facilities limit the flow of cash from the Company's wholly owned German subsidiary, IKS Klingelnberg GmbH, and its consolidated subsidiaries to the Company. Such provisions include covenants requiring the maintenance of a minimum equity in IKS Klingelnberg GmbH and its consolidated subsidiaries equal to 30% of total asset value. As a result, U.S. availability was limited to approximately $4.3 million at December 31, 2000. In January 2001, a U.S. lender withdrew a $1.5 million working capital line that further reduced U.S. availability to approximately $2.8 million. At March 9, 2001, U.S. availability under credit facilities totaled approximately $1.3 million. In addition, the Company had approximately $.7 million cash on hand in the U.S. The Company's North American operations continue to generate negative cash flow from operations.

     These matters raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company has retained Jefferies & Company, Inc. to begin a process to address the Company's highly leveraged capital structure. The Company expects Jefferies to assist the Company in developing alternatives in connection with a restructuring of its Subordinated Notes. While the Company believes that there are certain alternatives available to the Company, there can be no assurance that the Company will be successful in implementing any such alternatives or that any such alternatives, if implemented, will enable the Company to meet its obligations.

     In response to market conditions and as a part of its market strategy, in 2000 the Company sold six service centers in the U.S. The sales generated approximately $1.3 million in cash and eliminated the negative cash flow that these service centers were generating. The Company does not foresee any additional sales of service centers in 2001, but does expect a tax refund of approximately $1.1 million in the first quarter of 2001. The Company also expects to generate cash of approximately $1.5 million in the fourth quarter of 2001 from the planned sale of a building as part of the Company's continuing rationalization of its manufacturing operations. In addition, the Company is pursuing aggressive cost cutting programs.

     Net cash flow used by operations aggregated $4.5 million in 2000 as compared to cash provided of $6.9 million for 1999. The decrease was primarily attributable to a $12.1 million decrease in net income and a $1.7 million increase in working capital compared to 1999, offset by the $2.0 million loss on the disposition of businesses in 2000. Net cash flow from operations aggregated $6.9 million in 1999 as compared to $10.7 million in 1998. The decrease was primarily attributable to a $5.0 million decrease in net income offset by a $0.9 million decrease in working capital and additional depreciation and amortization of $0.7 million compared to 1998.

     Cash used in investing activities in 2000 was $5.7 million as compared to $5.5 million in 1999. Cash used in investing activities for 1999 was $5.5 million as compared to $17.7 million in 1998. The decrease in use of cash compared to 1998 was primarily attributable to a $8.8 million decrease in purchases of operations, net of cash acquired, and a $3.3 million decrease in capital expenditures.

     Cash provided in financing activities in 2000 was $12.0 million as compared to cash used of $1.3 million in 1999 and cash provided of $6.7 million in 1998. The cash provided in 2000 is primarily due to increased borrowings of $10.8 million, primarily attributable to the BMMS acquisition, and increased working capital needs offset by a decrease in amounts due to parent of $1.1 million. The 1999 use of cash is primarily due to repayments of $.9 million due to parent and $.5 million net payments of notes payable and long-term debt.

Impact of Recently Issued Accounting Standards

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133), which was required to be adopted in fiscal years beginning after June 15, 2000. The Statement required the Company to recognize any derivatives on the balance sheet at fair value. The Company adopted this new Statement as of January 1, 2001. The adoption of this Statement did not have a significant effect on the Company's earnings or financial position.


     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by Item 7a is included in Item 7 on page II-3 of this form 10-K.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INTERNATIONAL KNIFE & SAW, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                          Page

Report of Independent Auditors........................................... II-9
Consolidated Balance Sheets as of December 31, 2000 and 1999............. II-10
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998....................................... II-12
Consolidated Statements of Changes in Shareholder's Deficit
  for the years ended December 31, 2000, 1999 and 1998................... II-13
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998....................................... II-14
Notes to Consolidated Financial Statements............................... II-15

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
International Knife & Saw, Inc.

     We have audited the accompanying consolidated balance sheets of International Knife & Saw, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholder's deficit, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Knife & Saw, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that International Knife & Saw, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company is highly leveraged and has incurred recurring net losses and generated negative cash flows from operations in the current year, which raises substantial doubt about the Company's ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note 2.) The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        ERNST & YOUNG LLP

Cincinnati, Ohio
March 8, 2001

                International Knife & Saw, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                              December 31,
                                                          2000           1999
                                                  ------------------------------
                                                               (in thousands)
Assets
Current assets:
   Cash and cash equivalents                           $  3,392       $  1,862
   Accounts receivable, trade, less allowances
      for doubtful accounts of $2,428 and $1,856         24,223         25,620
   Inventories                                           29,526         27,922
   Due from parent                                           34          1,159
   Other current assets                                   2,898          2,759
                                                 ------------------------------
Total current assets                                     60,073         59,322

Other assets:
   Goodwill                                              14,773         17,015
   Debt issuance costs                                    2,271          2,736
   Other noncurrent assets                                2,478          2,163
                                                 ------------------------------
                                                         19,522         21,914

Property, plant and equipment-net                        46,796         46,382

                                                  ==============================
            Total assets                          $  126,391         $  127,618
                                                  ==============================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                              December 31,
                                                          2000           1999
                                                      --------------------------
                                                             (in thousands)
Liabilities and shareholder's deficit
Current liabilities:
   Notes payable                                      $   19,208     $   4,362
   Current portion of long-term debt                       4,027         2,465
   Accounts payable                                       10,807        13,007
   Accrued liabilities                                    13,745        10,619
                                                      --------------------------
Total current liabilities                                 47,787        30,453

Long-term debt, less current portion                     108,321       112,391
Other liabilities                                          8,865         6,557
                                                      --------------------------
Total liabilities                                        164,973       149,401

Minority interest                                          1,072         1,063

Shareholder's deficit:
   Common stock,  no par value -
     authorized - 580,000 shares; issued - 526,904
     shares; outstanding - 481,971 shares                      5             5
   Additional paid-in capital                             10,153        10,153
   Accumulated deficit                                   (41,427)      (25,898)
   Accumulated other comprehensive loss                   (4,953)       (3,674)
   Treasury stock, at cost                                (3,432)       (3,432)
                                                      --------------------------
Total shareholder's deficit                              (39,654)      (22,846)
                                                      --------------------------
     Total liabilities and shareholder's deficit      $  126,391       127,618
                                                      ==========================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                        Consolidated Statements of Income



                                                   Year Ended December 31,
                                                2000        1999         1998
                                       -----------------------------------------
                                        (in thousands, except per share amounts)

Net sales                                    $ 160,917    $ 153,133   $ 150,891

Cost of sales                                  120,388      108,477     105,779
                                           -------------------------------------
Gross profit                                    40,529       44,656      45,112

Selling, general and administrative
  expenses                                      40,026       34,517      30,299
                                           -------------------------------------
Operating income                                   503       10,139      14,813

Other expenses (income):
    Interest income                               (179)        (141)       (175)
    Interest expense                            13,210       12,495      12,181
    Minority interest                              157          295          71
                                           -------------------------------------
                                                13,188       12,649      12,077
                                           -------------------------------------
Income (loss) before income taxes              (12,685)      (2,510)      2,736

Provision for income taxes                       2,844          880       1,146
                                           =====================================
Net income (loss)                          $   (15,529)   $  (3,390)   $  1,590
                                           =====================================

Net income (loss) per common share         $    (32.22)   $   (7.03)   $  3.30

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholder's Deficit

                                                                                      Accumulated
                                                        Additional                       Other                         Total
                                             Common      Paid-in      Accumulated    Comprehensive     Treasury    Shareholder's
                                             Stock       Capital        Deficit      (Loss) Income      Stock         Deficit
                                           ----------- ------------- --------------- --------------- ------------- ---------------
                                                                               (in thousands)

Balance at December 31, 1997               $     5      $  10,153     $  (24,098)     $  (2,235)       $ (3,432)    $   (19,607)

  Net income for the year                                                  1,590                                          1,590
  Minimum pension liability adjustment                                                     (297)                           (297)
  Foreign currency translation
     adjustments, net of tax expense of $50                                                 221                             221
                                                                                                                      ----------
  Total comprehensive income                                                                                              1,514
                                            ----------   ----------    ----------     ----------       ----------     ----------

Balance at December 31, 1998                     5         10,153        (22,508)        (2,311)         (3,432)        (18,093)
  Net loss for the year                                                   (3,390)                                        (3,390)
  Minimum pension liability adjustment                                                      222                             222
  Foreign currency translation
     adjustments, net of tax expense of $17                                              (1,585)                         (1,585)
                                                                                                                       --------
  Total comprehensive loss                                                                                               (4,753)
                                            --------      --------       --------       --------        --------      ----------

Balance at December 31, 1999                     5         10,153        (25,898)        (3,674)         (3,432)        (22,846)
  Net loss for the year                                                  (15,529)                                       (15,529)
  Minimum pension liability adjustment                                                       32                              32
  Foreign currency translation
     adjustments, net of tax benefit of $18                                              (1,311)                         (1,311)
                                                                                                                       ----------
  Total comprehensive loss                                                                                              (16,808)
                                            ----------   ----------    ----------     ----------       ----------     ----------

Balance at December 31, 2000                $    5       $ 10,153     $  (41,427)     $  (4,953)(A)   $  (3,432)       $(39,654)
                                            ==========   ==========   ===========     ==========      ===========      ==========


(A) At December 31, 2000, accumulated other comprehensive income was a loss of $4,953 comprised of net foreign currency translation adjustments of $4,910 and a minimum pension liability of $43.

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                       Year ended December 31,
                                                     2000        1999      1998
                                                     ----        ----      ----
                                                           (in thousands)
Operating activities
Net (loss) income                                   $(15,529)  $(3,390) $ 1,590
Adjustments to reconcile net (loss) income to
 net cash (used) provided by operating activities:
   Depreciation and amortization                       7,773     6,827    6,087
   Loss on disposition of businesses                   1,981      --       --
   Deferred income taxes                               1,113       432    1,032
   Loss on sale of property, plant and equipment          85        51       89
   Minority interest in income of subsidiary             157       295       71
   Changes in operating  assets and  liabilities
     net of effects from purchases of operations:
    Accounts receivable                                3,323    (1,164)   1,832
    Inventories                                        2,376     1,936     (336)
    Accounts payable                                  (3,895)    1,078     (502)
    Accrued liabilities                               (1,936)    1,393       31
    Other                                                 18      (569)     800
                                                    ----------------------------
Net cash (used) provided by operating activities      (4,534)    6,889   10,694

Investing activities
Purchases of operations, net of cash acquired           (956)     (650)  (9,418)
Purchases of property, plant and equipment            (6,921)   (6,019)  (9,320)
Proceeds from sale of property, plant and equipment      999       578      349
Proceeds from disposition of businesses                1,290       --       --
Increase (decrease) in notes receivable and other       (159)      594      702
assets
                                                    ----------------------------
Net cash used in investing activities                 (5,747)   (5,497) (17,687)

Financing activities
Increase (decrease) in amounts due to parent           1,125      (910)    (810)
Increase in notes payable and long-term debt          34,466    20,175   20,538
Repayment of notes payable and long-term debt        (23,632)  (20,631) (13,042)
Cash received from investees                              51        34        4
                                                    ----------------------------
Net cash provided (used) by financing activities      12,010    (1,332)   6,690

Effect of exchange rate on cash and cash equivalents    (199)     (230)     (14)
                                                    ----------------------------

Increase (decrease) in cash and cash equivalents       1,530      (170)    (317)
Cash and cash equivalents at beginning of year         1,862     2,032    2,349
                                                    ============================
Cash and cash equivalents at end of year            $  3,392   $ 1,862  $ 2,032
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

Amortization of Intangibles

Goodwill is being amortized over 10-40 years by the straight-line method. The carrying value of goodwill is periodically reviewed using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. Amortization charged to earnings amounted to $705, $731, and $633 for 2000, 1999 and 1998, respectively. As of December 31, 2000, accumulated goodwill amortization was $3,474.

Debt issuance costs, which originated in 1996, are being amortized over the ten-year life of the related debt. Amortization of debt issuance costs charged to earnings amounted to $466, $467 and $467 for 2000, 1999 and 1998, respectively. As of December 31, 2000, accumulated amortization was $1,945.

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

Revenue Recognition

Revenue from product sales is recognized when the product is shipped, title has passed and all significant obligations of the Company have been satisfied and revenue from services is recognized as the services are performed. Revenue is reduced for estimated customer returns and allowances.

Dividend Payments

Dividend payments are restricted under the covenants of an indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York in connection with the issuance of the $90,000 11 3/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes").

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

Reclassification

Certain 1999 and 1998 amounts have been reclassified to conform to the current year presentation.

Net (Loss) Income Per Common Share

Net (loss) income per common share is based on the weighted average number of common shares outstanding, which amount has remained unchanged at 481,971 shares for 2000, 1999, and 1998, respectively. The Company does not have any common stock equivalents.

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

Foreign Currency Forwards

To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally hedges by entering into foreign exchange and U.S. dollar forward contracts. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies or U.S. dollars at specified exchange rates on specified dates or to make an equivalent foreign currency or U.S. dollar payment equal to the value of such exchange. Discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives using the straight-line method while realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts), net of related taxes, are included in the accumulated other comprehensive loss in shareholder's deficit (the deferral accounting method). The related amounts due to or from counter parties are included in other assets or other liabilities. The unrecognized gains or losses were immaterial at year end.

Accounting Changes

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133), which was required to be adopted in fiscal years beginning after June 15, 2000. The Statement required the Company to recognize any derivatives on the balance sheet at fair value. The Company adopted this new Statement as of January 1, 2001. The adoption of this Statement did not have a significant effect on the Company's earnings or financial position.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

1.   Significant Accounting Policies (continued)

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF requires all shipping and handling amounts billed to a customer in a sale transaction to be classified as revenue. The EITF also states that a company may not net the shipping and handling costs against the shipping and handling revenues in the financial statements. Accordingly, the Company has restated net sales and cost of sales for the years ended December 31, 1999 and 1998, by reclassifying shipping and handling costs totaling $2,045 and $759, respectively, from net sales to cost of sales. Additional shipping and handling costs totaling $3,329, $3,143 and $2,936 for 2000, 1999 and 1998, respectively, are included in selling, general, and administrative expenses. Net sales disclosed in Note 14 for each of the first three quarters of 2000 and for each of the quarters of 1999 have been restated from amounts previously reported to comply with EITF 00-10. Net sales amounts disclosed in Note 13 for 1999 and 1998 have also been restated.

2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of approximately $15.5 million and $3.4 million in the years ended December 31, 2000 and 1999, respectively, as compared to net income of approximately $1.6 million in the year ended December 31, 1998. In addition, the Company generated negative cash flow from operations of approximately $4.5 million during the year ended December 31, 2000, as compared to positive cash flow from operations of approximately $6.9 million and $10.7 million during the years ended December 31, 1999 and 1998, respectively. Continuing adverse market conditions and their negative effect on the Company's cash flow, coupled with limited liquidity, are likely to impede the Company's ability to make interest payments of approximately $5.1 million on each of May 15 and November 15, 2001 under the Company's Subordinated Notes.

The Company is highly leveraged. As of December 31, 2000, the Company's total long-term debt and stockholder's deficit were approximately $112.3 million and $39.7 million, respectively. The Company's consolidated debt service obligations in 2001 are expected to be in excess of $12.0 million, including approximately $10.2 million of interest payments due under the Subordinated Notes. The Company does not have any significant capital expenditure commitments in 2001 that cannot be deferred; however, deferral of planned maintenance and expansion expenditures may negatively impact the Company's operations. At December 31, 2000, the Company had approximately $9.0 million available under its multi-currency credit facilities. However, certain provisions of the Company's German credit facilities limit the flow of cash from the Company's wholly owned German subsidiary, IKS Klingelnberg GmbH, and its consolidated subsidiaries to the Company. Such provisions include covenants requiring the maintenance of a minimum equity in IKS Klingelnberg GmbH and its consolidated subsidiaries equal to 30% of total asset value. As a result, U.S. availability was limited to approximately $4.3 million at December 31, 2000. In January 2001, a U.S. lender withdrew a $1.5 million working capital line that reduced U.S. availability to approximately $2.8 million. At March 9, 2001, U.S. availability under credit facilities totaled approximately $1.3 million. In addition, the Company had approximately $.7 million cash on hand in the U.S. The Company's North American operations continue to generate negative cash flow from operations.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

2.  Going concern (continued)

These matters raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company has retained Jefferies & Company, Inc. to begin a process to address the Company's highly leveraged capital structure. The Company expects Jefferies to assist the Company in developing alternatives in connection with a restructuring of its Subordinated Notes. While the Company believes that there are certain alternatives available to the Company, there can be no assurance that the Company will be successful in implementing any such alternatives or that any such alternatives, if implemented, will enable the Company to meet its obligations.

In response to market conditions and as a part of its market strategy, in 2000 the Company sold six service centers in the U.S. The sale generated approximately $1.3 million in cash and eliminated the negative cash flow that these service centers were generating. The Company does not foresee any additional sales of service centers in 2001, but does expect a tax refund of approximately $1.1 million in the first quarter of 2001 and expects to generate cash of approximately $1.5 million in the fourth quarter of 2001 from the sale of a building resulting from the Company's rationalization of its manufacturing operations. In addition, the Company is pursuing aggressive cost cutting programs.

3.  Acquisitions

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

In November, 1998, the Company acquired all of the shares of A.K. van der Wijngaart Beheer B.V. and subsidiaries ("Diacarb"). Diacarb's business includes the regrinding and distribution of industrial knives in the Netherlands, Belgian and Luxembourg markets. Diacarb is also involved in the manufacture of stansformen (molds to punch holes) for the carton industry. Diacarb is located in Rotterdam, the Netherlands. The purchase price consisted of 12,000 Dutch guilders in cash (approximately $6,250), financed from existing lines of credit, 1,088 Dutch guilders (approximately $567) in assumed debt, and a

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

3. Acquisitions (continued)

4.5% promissory note to the Seller for 5,000 Dutch guilders (approximately $2,605), subject to post closing adjustments. The promissory note is payable in installments of 1,000 Dutch guilders (approximately $521) on January 15, 2000, and 2,000 Dutch guilders (approximately $1,042) on January 15, 2001 and 2002. Accordingly, at December 31, 2000, 4,000 Dutch Guilders (approximately $2,084) remains to be paid. The acquisition was accounted for under the purchase method. Goodwill totaled $4,683 on this acquisition.

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

In June and February, 1998, the Company completed the acquisitions of the assets of Valiquet, Inc., Des Plaines, IL; the Atlanta, GA division of K.S.W. Corporation; and Sheridan Saw Works, Sheridan, OR for approximately $1,200 in cash, $29 in assumed debt, post-closing contingent payments of $55 for achieving certain annualized earnings levels and promissory notes totaling $140 to two of the sellers, subject to post-closing adjustments. These service center acquisitions were financed from available cash balances. These operations have historically generated combined annual sales of approximately $1,700 and were accounted for under the purchase method. Goodwill totaled approximately $835 on these acquisitions.

The  consolidated   financial  statements  include  the  results  of  operations generated by and financial position of the above acquisitions from the dates of acquisition.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

4. Inventories

                                                     December 31,
                                               2000              1999
                                               ----              ----

     Finished goods                         $18,275            $17,120
     Work in process                          4,795              5,088
     Raw materials and supplies               6,456              5,714
                                            =======            =======
                                            $29,526            $27,922
                                            =======            =======

Inventories include approximately $11,537 in 2000 and $14,285 in 1999 determined by the LIFO method. If the cost of LIFO inventories had been determined by the FIFO method for financial reporting, they would have been approximately $4,226 and $3,806 higher than the amounts reported at December 31, 2000 and 1999, respectively.


5. Property, Plant and Equipment-Net

                                                          December 31,
                                                     2000               1999
                                                   -------            -------

Land and land improvements                         $ 6,000            $ 5,784
Buildings and leasehold improvements                15,420             16,875
Machinery and equipment                             54,494             50,119
Furniture and fixtures                               4,729              4,020
Construction in progress                             1,574                740
Motor vehicles                                       1,967              2,432
                                                -----------        -----------
                                                    84,184             79,970
 Less accumulated depreciation                      37,388             33,588
                                                   =======            =======
                                                   $46,796            $46,382
                                                   =======            =======


Depreciation expense, including depreciation for assets under capital lease, was $6,602, $5,629 and $4,987, for 2000, 1999 and 1998, respectively. Depreciation is provided for on the straight-line method over the following estimated useful lives:

         Land improvements: 15 years
         Buildings and leasehold improvements:  15 to 40 years
         Machinery and equipment:  5 to 12 years
         Furniture and fixtures:  10 years
         Motor vehicles:  3 to 5 years

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

6. Notes Payable and Long-Term Debt


                                                                                 December 31,
                                                                           2000                1999
                                                                    ----------------------------------------
Notes payable:
  Note payable on demand in German  Marks to a German  bank, issued  under revolving credit agreements, interest
    payable quarterly                                                    $ 5,499             $ 1,347
  Notes payable on demand in Chinese Yuan Renminbi to Chinese banks, issued under revolving credit agreements, interest
    payable monthly                                                        2,125               1,765
  Note payable on demand in U.S. Dollars to a German bank,
    issued under revolving credit agreements, interest payable
    quarterly                                                              8,719               1,250

  Note payable on demand in U.S. Dollars to a U.S. bank                    1,500                  -

  Note payable on demand in Austrian Schillings to an Austrian bank        1,365                  -
                                                                         -------             -------
                                                                         $19,208             $ 4,362
                                                                         =======             =======
Long-term debt:
  11-3/8% Senior Subordinated Notes due 2006                             $90,000             $90,000
  Notes payable in German Marks to a German bank                          14,559              16,399
  Notes payable in Chinese Yuan Renminbi to Chinese Banks                  1,017               1,680
  Capitalized lease obligations to U.S. lenders                            3,199               4,261
  Promissory notes payable in Austrian Schillings to an
    Austrian bank                                                          1,746                   -
  Promissory note payable in Dutch Guilders to a
    former shareholder of the Diacarb Company                              1,792               2,414
  Other                                                                       35                 102
                                                                    ---------------------------------
                                                                         112,348             114,856
Less current portion                                                       4,027               2,465
                                                                    =================================
                                                                        $108,321            $112,391
                                                                    =================================


                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

6. Notes Payable and Long-Term Debt (continued)

Except for the Subordinated Notes, the carrying amount of the Company's long-term debt approximates fair value, which is determined using discounted cash flow analysis based on the Company's incremental borrowing rate for similar types of financing arrangements. At year-end 2000, the fair value of the Subordinated Notes was approximately $39,600. Such amounts are based on recent trade prices through registered securities brokers.

The Subordinated Notes are senior subordinated indebtedness of the Company ranking pari passu with all other existing and future senior subordinated indebtedness of the Company.

The notes payable of $14,559 have maturities that extend to 2011 at rates of 2.5% to 5.91%. Outstanding borrowings under the Company's senior credit facilities are included in long-term debt based on the expectation that these borrowings will remain outstanding for more than one year. Land and buildings in Germany with a net book value of $7,888 are pledged as collateral for the German revolving credit agreements and the German bank notes payable.

The notes payable of $1,017 mature in 2003 at a rate of 9.3% and are non-recourse to the Company.

The capitalized lease obligations of $3,199 are for capital leases on equipment that have maturities that extend to 2004 at rates of 6.99% to 8.7%. Included in property, plant and equipment-net is equipment under capital lease of $3,255.

The notes payable of $1,746 have maturities that extend to 2006 at rates of 2.5% to 5.4%.

The promissory note payable to a former shareholder of Diacarb of $1,792 is due in installments of 2,000 Dutch guilders in 2001 and 2002 at a rate of 4.5% in connection with the Diacarb acquisition.

At December 31, 2000, the Company had committed global, multi-currency credit facilities totaling approximately $39,258. Unused committed lines of credit from these facilities available to the U.S. and German operations totaled $4,281 and $4,742, respectively, for a consolidated availability of $9,023, compared to $16,801 at December 31, 1999. In January 2001, a U.S. bank withdrew a $1,500 working capital line that reduced the Company's unused committed amount. Fees for these revolving credit arrangements were $20 in 2000 and $22 in 1999.

The short-term note payable of $5,499 represents short-term bank borrowings at rates from 5.6% to 5.7%.

The short-term notes payable of $2,125 represent short-term bank borrowings at a rate of 5.8% to 7.6% and are non-recourse to the Company.

The short-term note payable of $8,719 represents short-term bank borrowings at a rate of 7.9%.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

6. Notes Payable and Long-Term Debt (continued)

The short-term note payable of $1,500 represents short-term bank borrowings at a rate of 9.5%.

The short-term note payable of $1,365 represents short-term bank borrowings at a rate of 2.8%.

At December 31, 2000, amounts due as minimum payments under long-term debt were as follows:

        2001                                               $          4,027
        2002                                                          4,191
        2003                                                          5,117
        2004                                                          2,084
        2005                                                          1,819
        Thereafter                                                   95,110
                                                           --------------------
                                                           $        112,348
                                                           ====================


Cash paid for interest amounted to $12,357, $12,097, and $11,670 in the years ended December 31, 2000, 1999 and 1998, respectively.

7. Accrued Liabilities

                                                        December 31,
                                                   2000             1999
                                             -----------------------------------

Salaries, wages and bonuses                     $      3,044     $      2,157
Profit sharing and 401(k) plans                          846              809
Interest                                               1,408            1,322
Other employee related accruals                        1,357            1,397
Other                                                  7,090            4,934
                                             ===================================
                                                $     13,745     $     10,619
                                             ===================================


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

Income (Loss) Before Income Taxes                   Year ended December 31,
                                                 2000         1999         1998
                                             --------     --------     --------
United States                                $(16,792)    $ (7,287)    $   (705)
Non-U.S                                         3,441
                                                             4,107        4,777
                                             ========     ========     ========
                                             $(12,685)    $ (2,510)    $  2,736
                                             ========     ========     ========


Components of Deferred Tax Assets and Liabilities
                                                                December 31,
                                                               2000        1999
                                                            ---------  ---------
Current deferred tax assets (liabilities):
    Inventories, primarily obsolescence and
      additional costs inventoried for tax purposes          $   767    $   559
    Reserve for bad debts                                       (220)      (366)
    Accrued employee benefits                                    486        292
    Other                                                        337        166
                                                             -------    -------
    Total current deferred tax assets                          1,370        651

Noncurrent deferred tax assets (liabilities):
    Net operating loss carryforwards                           8,607      2,545
    Property, plant and equipment, primarily differences
      in Depreciation methods                                 (3,969)    (4,028)
    Deferred compensation                                        128        143
    Goodwill, difference in amortization methods                (600)      (523)
    Other                                                        117        (21)
                                                             -------    -------
    Total noncurrent deferred tax assets (liabilities):        4,283     (1,884)
    Less valuation allowance                                  (8,654)    (1,490)
                                                             -------    -------
    Total net noncurrent deferred tax liabilities             (4,371)    (3,374)
                                                             -------    -------
Net deferred tax liabilities                                 $(3,001)   $(2,723)
                                                             =======    =======

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

8. Income Taxes (continued)

Provision (benefit) for Income Taxes               Year Ended December 31,
                                             2000          1999         1998
                                         -----------    ----------   -----------
Current (benefit) provision
  Federal                                   $  --         $  --         $  (562)
  State and local                               300          (219)         --
  Foreign                                     1,431         1,504           676
                                            -------       -------       -------
                                              1,731         1,285           114

Deferred provision (benefit)
  Federal                                       969          (909)          321
  State and local                                86            (6)           28
  Foreign                                        58           510           683
                                            -------       -------       -------
                                              1,113          (405)        1,032
                                            =======       =======       =======
                                            $ 2,844       $   880       $ 1,146
                                            =======       =======       =======

The differences between the provision and the amount computed by applying the statutory Federal income tax rate are as follows:

                                                     Year Ended December 31,
                                                 2000         1999       1998
                                              ----------------------------------

Income (loss) before income taxes              $(12,685)   $ (2,510)   $  2,736
                                               ========    =========   =========

Tax (benefit) provision on above amount
  at 34%                                       $ (4,313)   $   (853)   $    930
Change in valuation allowance                     7,164       1,490        --
State income tax (benefit) provision,
  net of federal tax impact
                                                    198        (225)         28
Foreign tax rates different than U.S.
  statutory rate                                     30         387         134
Foreign losses without tax benefit                   49          69          56
Other, net                                         (284)         12          (2)
                                               ---------   ---------   ---------
Provision for income taxes                     $  2,844    $    880    $  1,146
                                               ========    =========   =========

At year-end 2000, the Company's U.S. operations had net loss carry forwards aggregating $23,263 which begin to expire in 2019. The Company has recorded a deferred tax asset of $8,607 related to the net loss carryforwards and a corresponding full valuation allowance related to its U.S. deferred tax assets.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

8. Income Taxes (continued)

Undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested aggregated approximately $11,759 at the end of 2000. In the event these earnings were to be repatriated, foreign income tax credits and deductions under existing U.S. federal income tax laws would offset a portion of any additional U.S. tax liability.

9. Employee Benefit Plans

The Company has profit sharing plans for its U.S. and Canadian employees. Profit sharing contributions are determined annually by the respective Boards of Directors. The Company also has a 401(k) plan for its U.S. employees. Company contributions to the 401(k) plan are equal to one-half of employee contributions, up to a maximum of 2% of an employee's annual compensation, subject to certain statutory limitations.

The expense for profit sharing contributions was $636 in 2000, $560 in 1999, and $953 in 1998. The Company's matching contributions to the 401(k) plan amounted to $287 in 2000, $285 in 1999, and $368 in 1998.

Included in other liabilities are amounts for deferred compensation plans for former officers of $345 and $387 at December 31, 2000 and 1999, respectively. The plans provide for a maximum payment of $25 annually to each officer or beneficiary for a period of ten years commencing at retirement or death.

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

Change in benefit obligation                            December 31,
                                                    2000             1999
                                              ----------------- ----------------

Benefit obligation at beginning of year          $    1,503        $    1,736
Service cost                                             20                23
Interest cost                                            88               100
Actuarial gains                                         (25)              (60)
Currency exchange rate gain                             (99)             (248)
Benefits paid                                          (41)              (48)
                                              ================= ================
Benefit obligation at end of year               $    1,446        $    1,503
                                              ================= ================

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

9. Employee Benefit Plans (continued)

Funded status at year-end                                 December 31,
                                                      2000             1999
                                                ---------------   --------------
Projected benefit obligation                      $    1,446      $    1,503
Unrecognized net loss                                    (75)           (108)
Unrecognized net obligation                             (150)           (177)
Additional minimum liability                             193             252
                                                ===============   ==============
Accrued pension cost - included in
  other liabilities                               $    1,414      $    1,470
                                                ===============   ==============


Components of net periodic benefit costs                 Year Ended December 31,
                                                         2000     1999     1998
                                                         ----     ----     ----

Service cost                                             $ 20     $ 24     $ 14
Interest cost on projected benefit obligation              88      100       92
Net amortization and deferral                              14       19       12
                                                         ====     ====     ====
Net periodic benefit cost                                $122     $143     $118
                                                         ====     ====     ====


Weighted-average actuarial assumptions                  Year Ended December 31,
                                                         2000     1999     1998
                                                         ----     ----     ----
Discount rate                                             6.5%     6.5%     6.5%
Rate of increase in future compensation levels            2.5%     2.5%     2.5%


10. Related Parties

The consolidated financial statements include the following transactions and balances with companies which had been under common controlling ownership with the Company prior to the Recapitalization. Such companies are, and have been since the Recapitalization, controlled by a minority shareholder and board member of IKS Corporation.
                                                             December 31,
                                                       2000      1999       1998
                                                   -----------------------------

Other payables to affiliated companies                  $ (42)   $ (35)   $ (62)
Purchased administrative and manufacturing services       590      670      712

                International Knife & Saw, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 (in thousands)

11. Disposition of Businesses and Other Non-recurring Charges

The operating loss for 2000 includes second quarter non-recurring charges of $2,600, comprised primarily of a $1,981 loss on the sale of certain service centers and $449 in severance costs related primarily to the resignation of the Company's former CEO.

In May and June, 2000 the Company completed the sale of six service centers for a combined selling price of $1,480, comprised of $1,290 in cash and a $190 note receivable. These service centers were located in Illinois, Wisconsin, Oregon, Virginia, Tennessee and Georgia. The decision to sell the service centers was made in order to redeploy assets to the Company's strategic core initiatives.

On April 25, 2000, P. Daniel Miller, the Company's President and CEO, submitted his resignation to the Board of Directors of the Company. As of that date, the Board of Directors established an executive committee comprised of Messrs.
William M. Schult, Executive Vice President-CFO, Treasurer and Secretary; Bradley H. Widmann, Vice President - Operations for the Americas; and Jeffrey H. Welday, Vice President of Sales and Marketing for the Americas. This committee is responsible for all North American operations of the Company and reports directly to the Board of Directors. Thomas W.G. Meyer, Executive Vice President, Europe and Asia, continued in his role with responsibility over those regions and also reports directly to the Board of Directors.


12. Operating Leases

Future minimum rentals required under operating leases are as follows:



Year ending December 31      Buildings          Other             Total
-----------------------------------------------------------------------------

2001                         $     481         $      29        $     510
2002                               334                20              354
2003                                96                 6              102
2004                                22                 2               24
2005                                 9                 1               10


Rent expense was $705 for 2000, $553 for 1999 and $566 for 1998.

                International Knife & Saw, Inc. and Subsidiaries

                                 (in thousands)

13. Organization

The Company operates in one business segment - industrial knives and saws. The Company manufactures, markets and services primarily industrial knives and saws internationally, and its customers include distributors, original equipment manufacturers and customers purchasing replacement parts and services. The Company has a leading market share in each of the major sectors it serves: Paper & Packaging; Wood; Metal; and Plastic & Recycling. The Company's operations are principally in the United States, Germany and Austria, representing 49%, 21% and 12% of 2000 net sales, respectively. The Company plans to continue its international growth. As a result of the Company's broad product range and numerous applications, no customer accounts for more than 4% of net sales. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Sales attributable to German and Austrian operations are based on external sales generated by subsidiaries located in those countries.

The following table summarizes the Company's United States, German, Austrian and other operations.

                                                  Year Ended December 31,
                                              2000          1999          1998
--------------------------------------      --------      --------      --------
United States Operations:
  Net sales - Customers                     $ 79,564      $ 87,476      $ 93,601
  Long Lived Assets                           19,607        22,111        22,479

German Operations:
  Net sales - Customers                     $ 34,210      $ 35,757      $ 34,762
  Long Lived Assets                           12,624        13,428        14,457

Austrian Operations:
  Net sales - Customers                     $ 18,850      $   --        $   --
  Long Lived Assets                            4,450          --            --

Other Operations:
  Net sales - Customers                     $ 28,293      $ 29,900      $ 22,528
  Long Lived Assets                           10,617        11,452        12,976

Consolidated:
 Net sales - Customers                      $160,917      $153,133      $150,891
  Long Lived Assets                           47,298        46,991        49,912

                International Knife & Saw, Inc. and Subsidiaries

                      (in thousands, except per share data)

14. Operating Results by Quarter (Unaudited)

                                   ---------------------------------------------
                                                       2000
                                   ---------------------------------------------
                                      Qtr 1      Qtr 2       Qtr 3       Qtr 4
                                     --------   --------   ---------   ---------

Net sales                           $ 44,512    $ 42,055    $ 37,652   $ 36,698

Gross profit                          12,254      10,473       9,836      7,966

Net loss                              (1,117)     (4,781)     (2,334)    (7,297)

Net loss per common share              (2.32)      (9.92)      (4.84)    (15.14)


                                    --------------------------------------------
                                                       1999
                                    --------------------------------------------
                                      Qtr 1      Qtr 2       Qtr 3       Qtr 4
                                     --------   --------   ---------   ---------

Net sales                           $ 39,767    $ 37,785    $ 37,980   $ 37,601

Gross profit                          11,660      10,346      11,174     11,476

Net income (loss)                        116        (804)       (289)    (2,413)

Net income (loss) per common share       .24       (1.67)       (.60)     (5.00)

                                    PART III



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

         Name            Age                  Position
         ----            ---                  --------

Thomas W. G. Meyer       44       Executive Vice President-- Europe and Asia
William M. Schult        39       Executive Vice President-- Chief Financial
                                   Officer, Treasurer and Secretary
Bradley H. Widmann       54       Vice President-- Operations/Americas
Jeffrey H. Welday        48       Vice President-- Sales and Marketing/Americas
W. Randolph Underhill    51       Vice President-- Operations
Paul A. Severt           38       Vice President-- Financial
                                  Reporting/Controller
David M. Hofmeister      41       Chief Information Officer
W. Rayburn Connell       60       Vice President -- Service and Sales
                                  Director, North America
Diether Klingelnberg     56       Director
James A. Urry            46       Director
Michael A. Delaney       46       Director


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

     Bradley H. Widmann, Vice President - Operations/Americas. Mr. Widmann joined the Company in November 1999 as Vice President - Operations/Americas. From 1996 - 1999, he headed the global supply chain management for Magnetek, Inc. Prior to working with Magnetek, Inc., Mr. Widmann held senior operations positions with Textron, Inc., Gould, Inc. and General Electric Co. in both aerospace and commercial products industries.

                                     III-1

     Jeffrey H. Welday, Vice President - Sales and Marketing/Americas. Mr. Welday joined the Company in March of 2000 as Vice President Industrial Division. He was promoted to Vice President - Sales and Marketing of both Industrial and Wood Products in April 2000. From 1992 - 2000, he managed the sales and marketing organization for the Consumable Products Division of Cincinnati Milacron, Inc., a global manufacturer of Machine Tools and Industrial Products.

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

     W. Rayburn Connell, Vice President - Service and Sales Director, North America. Mr. Connell joined the Company in 1991 as Vice President -- Service and Sales Director. From 1990 to 1991, Mr. Connell was the owner of Connell Distribution and prior to that was the part owner of Austin Saw and Knife, which the Company acquired in 1991. Between 1974 and 1990, Mr. Connell was the Company's sales manager.

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

                                     III-2

Director Compensation and Arrangements

     With the exception of Mr. Richard J. Puricelli, who received $4,000 per quarter prior to his resignation effective February 26, 2001, other directors of the Company do not currently receive compensation for their services as directors. Members of the Board of Directors are elected pursuant to a Securities Purchase and Holders Agreement (the "Stockholders' Agreement") entered into in connection with the Recapitalization among IKS, IKS Corporation and its stockholders. Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows: the president of the Company, which position remained vacant after April 25, 2000; one individual designated by Diether Klingelnberg; two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Corp. Class A Stock (defined below) to veto the election of any such independent director.

     ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation received for services rendered in 2000 by (i) each person who served as the Company's Chief Executive Officer during 2000 and, (ii) the four most highly compensated executive officers of the Company (other than the individuals who served as the Company`s Chief Executive Officer) in office on December 31, 2000.

                                                             Summary Compensation Table

                                                                 Annual Compensation
                                     ----------------------------------------------------------------------------
                                                                                                        All Other
                                                       Salary           Bonus            Other        Compensation
    Name and Principal Position          Year            ($)             ($)              ($)              ($)
----------------------------------   ------------   ------------    ------------     ------------    -------------

P. Daniel Miller (1)                    2000           350,000           --               --          3,602(2)
Former President and Chief              1999           216,705        302,400             --         12,646(3)
Executive  Officer                      1998              --             --               --            --


Thomas W.G. Meyer                       2000           180,811        139,942             --            --
Executive  Vice President-- Europe      1999           201,251        159,006             --            --
and Asia                                1998           184,600        165,430             --            --


William M. Schult                       2000           191,700         47,925             --          3,065(4)
Executive Vice President--              1999           155,954         97,336             --          7,899(5)
Chief Financial Officer,                1998           135,000         38,750             --         11,036(6)
Treasurer and Secretary

Bradley H.  Widmann                     2000           175,000         43,750             --          1,836
Vice President -- Operations/Americas   1999            23,558            --              --             --
                                        1998              --              --              --             --

Jeffrey H. Welday                       2000           114,692         24,850           25,021          739
Vice  President-Sales & Marketing/      1999              --              --              --             --
Americas                                1998              --              --              --             --




                                     III-3

     (1) Mr. Miller's employment with the company terminated effective April 25, 2000.

     (2) Includes $3,400 in Company 401(k) contributions and $202 in group term life insurance premiums.

     (3) Includes $5,418 in Company Profit Sharing Plan contributions, $7,154 in car allowance, and $74 in group term life insurance premiums.

     (4) Includes $2,979 in Company 401(k) contributions, and $86 in group term life insurance premiums.

     (5) Includes $4,818 in Company Profit Sharing Plan contributions, $2,911 in Company 401(k) plan contributions, and $170 in group term life insurance premiums.

     (6) Includes $2,930 in Company 401(k) contributions, $8,000 in Company Profit Sharing Plan contributions and $106 in group term life insurance premiums.

     (7) Includes $1,615 in Company 401(k) contributions and $221 in group term life insurance premiums.

     (8) Mr. Welday received a sign-on bonus when he joined the Company.

     (9) Includes $655 in Company 401(k) contributions and $84 in group term life insurance premiums

Employment Arrangements and Deferred Compensation Agreements

     P. Daniel Miller was hired by the Company as President and Chief Executive Officer pursuant to an Employment Agreement effective May 24, 1999. As compensation, Mr. Miller received a predetermined annual salary ($350,000 in 2000). Following the termination of Mr. Miller's employment on April 25, 2000, Mr. Miller continued and will continue to receive severance payments equal to his annual salary through April 24, 2001.

     Thomas Meyer was hired by IKS Klingelnberg GmbH as its Chief Executive Officer pursuant to an Employment Agreement effective January 1, 1993 which, following an extension on December 17, 1998, expires on December 31, 2003. As compensation, Mr. Meyer receives a predetermined annual salary (DM 400,000 in 2000) and receives certain fringe benefits including a bonus, an automobile, and insurance coverage. Following any termination of Mr. Meyer's employment, Mr. Meyer will be subject to a non-competition covenant for up to two years, in exchange for payment in each year of an amount equal to one-half of Mr. Meyer's most recently agreed upon annual compensation.

     William M. Schult was hired by IKS Corporation pursuant to an Employment Agreement effective August 16, 1995. He joined the Company in 1996. Mr. Schult was promoted to Chief Financial Officer on November 6, 1996 and to Executive Vice President on October 15, 1999. As compensation, Mr. Schult receives a predetermined annual salary ($191,700 in 2000) and receives certain fringe benefits including a bonus, an automobile, and insurance coverage. Following any termination of Mr. Schult's employment, Mr. Schult will be subject to a non-competition covenant for one year. The Company or Mr. Schult may terminate this employment agreement upon six months written notice.

     Bradley H. Widmann was hired by the Company as Vice President - Operations pursuant to an Employment Agreement effective November 1999. As compensation, Mr. Widmann receives a predetermined annual salary ($175,000 in 2000) and receives certain fringe benefits including a bonus and insurance coverage. Following any termination of Mr. Widmann's employment, Mr. Widmann will be subject to a non-competition covenant for one year. The Company may terminate this employment agreement upon six months written notice.

     Jeffrey H. Welday was hired by the Company as Vice President - Industrial Division pursuant to an Employment agreement effective March 2000. Mr. Welday was promoted to Vice President - Sales and Marketing on April 25, 2000. As compensation, Mr. Welday receives a predetermined annual salary ($142,000 in 2000) and

                                     III-4
receives certain fringe benefits including a one-time sign-on bonus, an annual performance bonus and insurance coverage. Following any termination of Mr. Welday's employment, Mr. Welday will be subject to a non-competition covenant for one year. The Company may terminate this employment agreement upon six months written notice.

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

Compensation Committee Interlocks and Insider Participation

     Each of the four current members of the Company's Board of Directors also serves on the compensation committee. See "Item 13. Certain Relationships and Related Transactions" for disclosure with respect to certain relationships of the some of the members of the compensation committee and the Company.

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

                                     III-5

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of the outstanding capital stock of the Company is currently owned by IKS Corporation. The following table sets forth certain information with respect to the beneficial ownership of IKS Corporation's preferred stock (the "Corp. Preferred Stock"), voting common stock (the "Corp. Class A Stock") and non-voting common stock (the "Corp. Class B Stock" and, together with the Corp. Class A Stock, the "Corp. Common Stock") by (i) each person or entity who owns five percent or more thereof, (ii) each director of the Company who is a stockholder, (iii) the Chief Executive Officer of the Company and the other executive officers named in the "Summary Compensation Table" above who are stockholders, and (iv) the directors and executive officers of the Company as a group. Unless otherwise specified, all shares are directly held.



                                                    Number and Percent of Shares

                                          Corp.                 Corp.               Corp. Class A            Corp. Class B
                                Series A Preferred Stock  Series B Preferred Stock      Stock(2)                  Stock(3)
Name of Beneficial Owner (1)       Number      Percent      Number     Percent     Percent    Percent        Number     Percent
----------------------------       ------      -------      ------     -------     -------    -------        ------     -------

Citicorp Venture Capital Ltd        8,241        69.0%        --          --        31,453     35.3.%        11,234       76.5%
399 Park Avenue
New York, New York 10043

Haulux, AG                            5          0.04%       5           0.5%       17,040     19.1%          --            --
Centre Etoile
5,bd de la Foire
B.P. 351
L-2013 Luxembourg

Dualux, AG                          --            --          --           --       17,000     19.1%          --            --
Centre Etoile
5,bd de la Foire
B.P. 351
L-2013 Luxembourg

John E. Halloran                    600         5.0%         600         68.5%       5,000      5.6%          --            --
19 Jenkins Farm Way
Simpsonville, SC 29680

Thomas W.G. Meyer                   242         2.0%          2           0.3%       4,534      5.1%          --            --

William M. Schult                    48         0.4%          48          5.5%         956      1.1%          --            --

James A. Urry (4)                    58         0.5%          --           --          221      0.2%          79          0.5%

Michael Delaney (4)                  58         0.5%          --           --          221      0.2%          79          0.5%

All directors and executive
officers as a group                 519         4.3%         163         18.6%      24,798     27.8%         157          1.1%
(9 persons) (4)



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

     The Stockholders' Agreement contains certain provisions which, with certain exceptions, restrict the ability of the stockholders from transferring any Corp. Common Stock, Corp. Preferred Stock or Junior Subordinated Debentures of IKS Corporation (the "Corp. Debentures"), except pursuant to the terms of the Stockholders' Agreement. If holders of more than 50% of the Corp. Common Stock approve the sale of the Company, each stockholder has agreed to consent to such sale and, if such sale includes the sale of stock, each stockholder has agreed to sell all of such stockholder's Corp. Common Stock on the terms and conditions approved by holders of a majority of the Corp. Common Stock then outstanding. In the event IKS Corporation proposes to issue and sell (other than in a public offering pursuant to a registration statement) any shares of Corp. Common Stock or any securities containing options or rights to acquire any shares of Corp. Common Stock or any securities convertible into Corp. Common Stock to CVC or its affiliates, IKS Corporation must first offer to each of the other shareholders a pro rata portion of such shares. Such preemptive rights are not applicable to the issuance of shares of Corp. Common Stock upon the conversion of shares of one class of Corp. Common Stock into shares of the other class.

     Pursuant to the Stockholders' Agreement, the Board of Directors of the Company is composed at all times of five directors as follows: the President of the Company, which position remained vacant after April 25, 2000; one individual designated by Diether Klingelnberg; two individuals designated by CVC; and one independent director who shall be designated by CVC subject to the right of holders of the majority of the outstanding shares of Corp. Class A Stock to veto the election of any such independent director.

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

Registration Rights Agreement

     In connection with their entry into the Stockholders' Agreement, IKS Corporation, CVC and certain other stockholders of IKS Corporation entered into a Registration Rights Agreement (the "Corp. Registration Rights Agreement"). Pursuant to the Corp. Registration Rights Agreement, upon the written request of CVC, IKS Corporation has agreed to prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such

                                     III-7
registration statement to become effective. If at any time IKS Corporation files a registration statement for the Corp. Common Stock pursuant to a request by CVC or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to IKS Corporation' employees or existing stockholders, or a registration statement registering a unit offering), IKS Corporation will use its best efforts to allow the other parties to the Corp. Registration Rights Agreement to have their shares of Corp. Common Stock (or a portion of their shares under certain circumstances) included in such offering of Corp. Common Stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) are to be paid by IKS Corporation.

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

     None

                                     III-8

                                    PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements.

         The following Consolidated Financial Statements of the Company and the Report of Independent Auditors set forth on pages II-9 through II-31 and II-8, respectively, are incorporated by reference into this item 14 of Form 10-K by item 8 hereof:

         -    Report of Independent Auditors
         -    Consolidated Balance Sheets as of December 31, 2000 and 1999.
         - Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.
         - Consolidated Statements of Changes in Shareholder's Deficit for the years ended December 31, 2000, 1999 and 1998.
         -    Consolidated Statements of Cash Flows for the years ended
              December 31, 2000, 1999 and 1998.
         -    Notes to Consolidated Financial Statements.

(a)(2)   Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts and Reserves is attached hereto at page IV-6 and is incorporated by reference into this
         Item 14 of Form 10-K. No other financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)(3)   Exhibits.

Exhibit
 No.                                          Description
 ---                                          -----------
 3.1 Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registra-tion Statement on Form S-4, Registration No. 333-17305)
 3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration
           No. 333-17305)
 4.1 Indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
 4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
 4.3       Form of  113/8%  Senior  Subordinated  Notes  due  2006 (included in
           Exhibit 4.1) 10.1 Purchase Agreement dated October 31, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.2 Letter Agreement dated October 8, 1996 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration
           No. 333-17305)
10.3 Letter Agreement dated October 8, 1996 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration
           No. 333-17305)
10.4 Agreement and Plan of Recapitalization dated September 17, 1996 among Citicorp Venture Capital Ltd., IKS Corporation, the stock-
           holders  of IKS Corporation   and  certain   stockholders  of  the
           Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.5 Commercial Lease Contract dated March 1, 1992 between Howard & Howard Real Estate Partnership and IKS Service, Inc., as amended (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.6 Lease dated June 5, 1996 between Century Development Co. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.7 Lease dated July 21, 1995 between 1st American Management Co., Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration
           No. 333-17305)
10.8 Lease Agreement dated April 17, 1991 between Tate Engineering, Inc. and IKS Eastern Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.9 Offer to Lease dated October 25, 1995 between Sigma Enterprises Ltd. and IKS Canadian Knife & Saw Ltd. (incorporated by reference to
           Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)

10.10 Industrial Multiple Tenancy Lease dated June 14, 1995 between Geary Investments Limited "in Trust" and IKS Canadian Knife & Saw Ltd.
           (incorporated by reference  to  Exhibit   10.10  to  the  Company's
           Registration  Statement on Form S-4,  Registration No. 333-17305)
10.11 Lease dated March 12, 1992 between Gestion W. & L. Choiniere Inc. and IKS Canadian Knife & Saw Ltd., as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.12 Joint Venture Company Contract dated September 24, 1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to Exhibit
           10.12 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.13 Joint Venture Company Contract dated September 24, 1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to Exhibit
           10.13 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.14 Letter Agreement dated September 23, 1997 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 1997, Registration No. 333-17305)
10.15 Summary of Permitted Indebtedness, Commitments from Banks, and Availability at September 30, 2000 (incorporated by reference to
           Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2000, Registration No. 333-17305)
10.16 Letter agreement dated November 16, 1998 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, Registration No. 333-17305)
10.17 Letter agreement dated January 19, 1999 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, Registration No. 333-17305)
10.18 Letter agreement dated May 12, 1999 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended
           June 30, 2000, Registration No. 333-17305)
10.19 Letter agreement dated March 16, 2000 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q, for the
           quarterly period ended June 30, 2000, Registration No. 333-17305)
10.20 Security Agreement dated December 11, 2000 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K, Registration No. 333-17305)
10.21      First   Amendment  to  Security  Agreement  dated January 24,  2001 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K, Registration No. 333-17305)
10.22 Letter agreement dated December 11, 2000 between Deutsche Bank and the Company
21.1       Subsidiaries of the Company


(b)        Reports on Form 8-K.               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTERNATIONAL KNIFE & SAW, INC.


                           By:   /s/  William M. Schult
                                 ---------------------------------------------
                                 William M. Schult
                                    Executive Vice President - Chief
                                    Financial Officer, Treasurer and Secretary
                                    (Principal Financial and Accounting
                                    Officer, and Executive Committee Member)


                                    March 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2001.

            Signature                            Title
            ---------                            -----


/s/ William M. Schult            Executive Vice President- Chief Financial
William M. Schult                Officer, Treasurer and Secretary (Principal
                                 Financial and Accounting Officer, and Executive
                                 Committee Member)

/s/ Bradley H. Widmann           Vice President- Operations/Americas and
Bradley H. Widmann               Executive Committee Member

/s/ Jeffrey H. Welday            Vice President- Sales & Marketing/
Jeffrey H. Welday                Americas and Executive Committee Member

/s/ Diether Klingelnberg         Director
Diether Klingelnberg

/s/ James A. Urry                Director
James A. Urry

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

                                  SCHEDULE II
                         INTERNATIONAL KNIFE & SAW, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (DOLLARS IN THOUSANDS)



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

YEAR ENDED 2000
Allowance for doubtful accounts         $   1,856        $    1,013 $        $    202(b)        $ 572(a)           2,428
                                                                                                   71(c)

Allowance for inventory obsolescence        2,118             2,083               655(b)          835(a)           3,898
                                                                                  123(c)

YEAR ENDED 1999
Allowance for doubtful accounts             1,780             1,005                 --            575(a)           1,856
                                                                                                  354(c)

Allowance for inventory obsolescence        .........         1,001                 --          1,438(a)           2,118
                                                                                                  233(c)

YEAR ENDED 1998
Allowance for doubtful accounts             1,480               231               261(b)          164(a)           1,780
                                                                                                   28(c)

Allowance for inventory obsolescence        ..........          768               170(b)          481(a)           2,788
                                                                                                   50(c)



(a)     Represents amounts charged against the reserves during the year.
(b)     Consists of reserves of subsidiaries purchased during the year.
(c)     Represents foreign currency translation adjustments during the year.

                                  EXHIBIT INDEX

Exhibit
  No.                               Description
  ---                               -----------

 3.1     Restated   Certificate   of   Incorporation,   as   amended,   of  the
         Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
 3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration
         No. 333-17305)
 4.1 Indenture dated as of November 6, 1996 between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
 4.2 Registration Rights Agreement dated as of November 6, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
 4.3     Form of  113/8%  Senior  Subordinated  Notes due 2006 (included in
         Exhibit 4.1) 10.1 Purchase Agreement dated October 31, 1996 among the Company, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registra-tion Statement on Form S-4, Registration No. 333-17305)
10.2 Letter Agreement dated October 8, 1996 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.3 Letter Agreement dated October 8, 1996 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration
         No. 333-17305)
10.4 Agreement and Plan of Recapitalization dated September 17, 1996 among Citicorp Venture Capital Ltd., IKS Corporation, the stockholders of IKS Corporation and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.5 Commercial Lease Contract dated March 1, 1992 between Howard & Howard Real Estate Partnership and IKS Service, Inc., as amended (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.6 Lease dated June 5, 1996 between Century Development Co. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.7 Lease dated July 21, 1995 between 1st American Management Co., Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Com-pany's Registration Statement on Form S-4, Registration No. 333-17305)
10.8 Lease Agreement dated April 17, 1991 between Tate Engineering, Inc. and IKS Eastern Services, Inc., as amended (incorporated by reference to
         Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.9 Offer to Lease dated October 25, 1995 between Sigma Enterprises Ltd. and IKS Canadian Knife & Saw Ltd. (incorporated by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.10 Industrial Multiple Tenancy Lease dated June 14, 1995 between Geary Investments Limited "in Trust" and IKS Canadian Knife & Saw Ltd. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.11 Lease dated March 12, 1992 between Gestion W.& L. Choiniere Inc. and IKS Canadian Knife & Saw Ltd., as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-17305)
10.12 Joint Venture Company Contract dated September 24, 1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to Exhibit
         10.12  to  the  Company's   Registration Statement   on   Form   S-4,
         Registration   No. 333-17305)
10.13 Joint Venture Company Contract dated September 24, 1995 between IKS Klingelnberg Far East GmbH and Shanghai Printing & Packaging Machinery General Corporation (incorporated by reference to Exhibit
         10.13  to  the  Company's   Registration Statement   on   Form   S-4,
         Registration   No. 333-17305)

10.14   Letter Agreement dated September 23, 1997 between Deutsche Bank and IKS
         Klingelnberg   GmbH (incorporated by reference to Exhibit 10.1 to the
         Company's  Quarterly Report on Form 10-Q, for the quarterly   period
         ended  September  30,  1997, Registration No. 333-17305)
10.15 Summary of Permitted Indebtedness, Commitments from Banks, and Availability at September 30, 2000 (incorporated by reference to
         Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2000, Registration No. 333-17305)
10.16    Letter  agreement dated November 16, 1998 between Deutsche   Bank  and
         IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, Registration No. 333-17305)
10.17 Letter agreement dated January 19, 1999 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, Registration No. 333-17305)
10.18 Letter agreement dated May 12, 1999 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, Registration No. 333-17305)
10.19 Letter agreement dated March 16, 2000 between Deutsche Bank and IKS Klingelnberg GmbH (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, Registration No. 333-17305)
10.20 Security Agreement dated December 11, 2000 between Deutsche Bank and the Company (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K, Registration No. 333-17305)
10.21 First Amendment to Security Agreement dated January 24, 2001 between Deutsche Bank and the Company (incorporated by reference to Exhibit
         10.21 to the Company's Current Report on Form 8-K, Registration No. 333-17305)
10.22 Letter agreement dated December 11, 2000 between Deutsche Bank and the Company
21.1     Subsidiaries of the Company

                                                               EXHIBIT 21.1
                                  Subsidiaries


                Name                                            Jurisdiction
                ----                                            ------------

Hannaco Knives & Saws, Inc.                                 Delaware
IKS Canadian Knife & Saw Ltd.                               Canada
IKS Klingelnberg GmbH                                       Germany
    IKS Klingelnberg Asia Pte. Ltd.                         Singapore
    IKS Klingelnberg Far East GmbH                          Germany
         Shanghai IKS Lida Mechanical Blade Co. Ltd.        China
         Shanghai IKS Mechanical Blade Co. Ltd.             China
         IKS Knives & Saws (M) Sdn. Bhd.                    Malaysia
         PT. IKS Knife & Saw Indonesia                      Indonesia
    IKS Messerfabrik Geringswalde GmbH                      Germany
    Rolf Meyer GmbH                                         Germany
    A.K. van der Wijngaart Beheer B.V.                      the Netherlands
         Diacarb B.V.                                       the Netherlands
         A.K. van der Wijngaart B.V.                        the Netherlands
         Mayemyton Trading B.V.                             the Netherlands
         Diacarb Stansvormen v.o.f.                         the Netherlands
    Buland S.A.                                             France
    Boehler Miller Messer und Saegen GmbH                   Austria
IKS Mexican Holdings S.A. de C.V.                           Mexico
    International Knife and Saw de Mexico S.A. de C.V.      Mexico
International Knife and Saw Trading Corporation             U.S. Virgin Islands
P.T. Bevenmas Jaya                                          Indonesia

                                                                   Exhibit 10.22


Translation of Letter from Deutsche Bank to International Knife & Saw, Inc. C/O IKS Klingelnberg GmbH

December 11, 2000

Dear Mr. Meyer, Dear Mr. Schult:

We refer to our telephone discussion of December 7, 2000, in which you informed us that the refinancing you were trying to obtain through U.S. banks will not occur.

We confirm to you, that within the framework of General Conditions (AGB), we will continue to make available to you a line of credit in the amount of US $13,000,000 (in words: thirteen million US dollars). This line of credit is open ended, assuming economic and financial conditions remain the same.

As we have already made clear in our previous correspondence, the agreed upon covenants have been violated. As discussed in the meantime, you will now pledge the following to us:

     o All inventories and all accounts receivable and all existing rights thereto, and
     o    All shares in IKS Klingelnberg GmbH, Remscheid, Germany

The details of these pledges will be agreed upon in separate contracts. Costs incurred in connection with filing and perfecting our liens must be borne by you.

In this connection you confirm to us, that the subsidiaries of IKS Klingelnberg GmbH Remscheid are not being sold or pledged to third parties.

The agreements from September 21, 2000 and October 17, 2000 regarding the maintenance of the equity ratios and shareholder relationship of International Knife & Saw, Inc. with IKS Klingelnberg GmbH continues to remain in effect.

In addition, we reserve the right, in accordance with the previous and currently in-effect agreements, to demand additional collateral in the form of fixed assets. You hereby confirm to us that you will give us security interests in these assets upon demand.

Drawdowns may occur in increments of at least $500,000 at Interbank rates plus a margin of 2% per year. We will also charge a commitment fee on the unused portion of the line equal to 0.25% per year, due and payable at the end of every calendar quarter.

In consideration of the statutory regulations, in particular ss. 18 of the (German) credit law, you will inform us in the future, as in the past, about the economic and financial condition of International Knife & Saw, Inc. on a stand alone and consolidated basis, and of IKS Klingelnberg GmbH and its subsidiaries, by sending us audited financial statements within 6 months after the fiscal year end as well as appropriate interim numbers (quarterly reports).

Every amount that is to be paid on the basis of this agreement must be made in its entirety and without the deduction of any type of withholding taxes at source. Such taxes are taxes, fees and public payments of any kind, which are deducted from payments made in accordance with the contract, either in Germany or the U.S. If such taxes are legally required, you must pay the additional amount required, in order that the payment we receive after such deductions corresponds to the full amount, that we would have received, if such a deduction had not been required.

This loan agreement and all rights and obligations existing as a result thereof are in accordance with German law. The court of jurisdiction is Wuppertal, Germany.

Please indicate your legally binding agreement with the content of this commitment by signing the enclosed copy and sending it back to us.

We look forward to continuing a cooperative and trustworthy relationship.

Regards,
Deutsche Bank AG
Remscheid Branch
Signed by Mr. Wolff and Mr. Jakobi


Agreed to and signed by William M. Schult, CFO of International Knife &
Saw, Inc.