Form 10-Q
period 2001-03-31
INTERNATIONAL KNIFE & SAW INC
filed 2001-05-11
CIK 1027909

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [|X|] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001

  [   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.
          For the transition period from______ to _______

                        Commission file number:  333-17305
                                                 ---------

                         International Knife & Saw, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        57-0697252
     -------------------------------                       -------------------
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

                                  Yes |X| No __

As of April 30, 2001, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index


                                                                        Page No.
                                                                        --------

          Part  I.  Financial Information

 Item 1.  Financial Statements

          Consolidated Balance Sheets                                       3

          Consolidated Statements of Income                                 5

          Consolidated Statements of Cash Flows                             6

          Notes to Consolidated Financial Statements                        7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk       14

          Part II.  Other Information

 Item 1.  Legal Proceedings                                                15

 Item 2.  Change in Securities and Use of Proceeds                         15

 Item 3.  Defaults Upon Senior Securities                                  15

 Item 4.  Submission of Matters to a Vote of Security Holders              15

 Item 5.  Other Information                                                15

 Item 6.  Exhibits and Reports on Form 8-K                                 15
          (a) Exhibits
          (b) Reports on Form 8-K                                          15


Signatures                                                                 16

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                      March 31,        December 31,
                                                                         2001              2000
                                                                  -------------------------------------
                                                                              (in thousands)

Assets
Current assets:
    Cash and cash equivalents                                      $      3,423           $   3,392
    Accounts receivable, trade, less allowances for
      doubtful accounts of $2,394 and $2,428                             24,543              24,223
    Inventories                                                          29,032              29,526
    Due (to) from parent                                                    (40)                 34
    Other current assets                                                  2,425               2,898
                                                                   ------------------------------------
Total current assets                                                     59,383              60,073

Other assets:
    Goodwill                                                             13,994              14,773
    Debt issuance costs                                                   2,154               2,271
    Other noncurrent assets                                               2,138               2,478
                                                                   ------------------------------------
                                                                         18,286              19,522

Property, plant and equipment-net                                        45,249              46,796

                                                                   ------------------------------------
            Total assets                                           $    122,918           $ 126,391
                                                                   ====================================


See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)




                                                                                     March 31,        December 31,
                                                                                       2001               2000
                                                                                ---------------------------------------
                                                                                            (in thousands)

Liabilities and shareholder's deficit
Current liabilities:
   Notes payable                                                                $     22,077          $   19,208
   Current portion of long-term debt                                                   3,563               4,027
   Accounts payable                                                                    9,477              10,807
   Accrued liabilities                                                                14,799              13,745
                                                                                ---------------------------------------
Total current liabilities                                                             49,916              47,787

Long-term debt, less current portion                                                 106,287             108,321
Other liabilities                                                                      8,426               8,865
                                                                                ---------------------------------------
Total liabilities                                                                    164,629             164,973

Minority interest                                                                      1,105               1,072

Shareholder's deficit:
   Common stock, no par value - authorized - 580,000 shares; issued - 526,904 shares; outstanding - 481,971 shares
                                                                                           5                   5
   Additional paid-in capital                                                         10,153              10,153
   Accumulated deficit                                                               (43,581)            (41,427)
   Accumulated other comprehensive loss                                               (5,961)             (4,953)
   Treasury stock, at cost                                                            (3,432)             (3,432)

Total shareholder's deficit                                                          (42,816)            (39,654)

                                                                                ---------------------------------------
           Total liabilities and shareholder's deficit                          $    122,918        $    126,391
                                                                                =======================================


See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)



                                                                               Quarter ended
                                                                                 March 31,
                                                                          2001               2000
                                                                   --------------------------------------
                                                                         (in thousands, except per
                                                                              share amounts)

Net sales                                                          $    38,745        $    44,512

Cost of sales                                                           28,909             32,258
                                                                   --------------------------------------
Gross profit                                                             9,836             12,254

Selling, general and administrative expenses                             9,435              9,552
                                                                   --------------------------------------
Operating income                                                           401              2,702

Other expenses (income):
    Interest income                                                       (169)               (21)
    Interest expense                                                     3,219              3,104
    Minority interest                                                       52                 66
                                                                   --------------------------------------
                                                                         3,102              3,149
                                                                   --------------------------------------
Loss before income taxes                                                (2,701)              (447)

Provision (benefit) for income taxes                                      (547)               670
                                                                   --------------------------------------
Net loss                                                           $    (2,154)       $    (1,117)
                                                                   ======================================

Net loss per common share                                          $     (4.47)       $     (2.32)

See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                           Quarter ended
                                                                             March 31,
                                                                        2001           2000
                                                                   ------------------------------
                                                                          (in thousands)

Operating activities
Net loss                                                           $   (2,154)     $   (1,117)
Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                      1,960           1,935
     Loss on sale of property, plant and equipment                         23              16
     Minority interest in income of subsidiary                             52              66
     Changes in operating assets and liabilities, net of effects from purchases of operations:
         Accounts receivable                                             (972)         (2,281)
         Inventories                                                     (471)            228
         Accounts payable                                                (346)           (710)
         Accrued liabilities                                            1,043             401
         Other                                                            346             406
                                                                   ------------------------------
Net cash used by operating activities                                    (519)         (1,056)

Investing activities
Purchases of operations, net of cash acquired                               -            (956)
Purchases of property, plant and equipment                             (1,614)         (2,071)
Proceeds from sale of property, plant and equipment                        32              68
Decrease (increase) in notes receivable and other assets                  240              (3)
                                                                   ------------------------------
Net cash used by investing activities                                  (1,342)         (2,962)

Financing activities
Decrease (increase) in amounts due from parent                             74             (33)
Increase in notes payable and long-term debt                            5,664           9,997
Repayment of notes payable and long-term debt                          (3,694)         (4,822)
                                                                   ------------------------------
Net cash provided by financing activities                               2,044           5,142

Effect of exchange rates on cash and cash equivalents                    (152)           (150)
                                                                   ------------------------------

Increase in cash and cash equivalents                                      31             974
Cash and cash equivalents at beginning of period                        3,392           1,862
                                                                   ------------------------------
Cash and cash equivalents at end of period                         $    3,423      $    2,836
                                                                   ==============================

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

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Certain 2000 amounts have been reclassified to conform to the current year presentation.

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

2.   Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of approximately $2,154 and $15,529 in the quarter ended March 31, 2001 and the year ended December 31, 2000, respectively. In addition, the Company generated negative cash flow from operations of approximately $519 and $4,534 during these same periods. Continuing adverse market conditions and their negative effect on the Company's cash flow, coupled with limited liquidity, will preclude the Company from making the approximate $5,100 interest payment under the Company's 11 3/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes") on May 15, 2001 and are likely to impede the Company's ability to make the approximate $5,100 interest payment under the Subordinated Notes on November 15, 2001.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


2.   Going Concern (continued)

The Company is highly leveraged. As of March 31, 2001, the Company's total long-term debt and stockholder's deficit was approximately $109,850 and $42,816, respectively. The Company's consolidated debt service obligations in 2001 are expected to be in excess of $12,000, including approximately $10,200 of interest payments due under the Subordinated Notes. The Company does not have any significant capital expenditure commitments in 2001 that cannot be deferred; however, deferral of planned maintenance and expansion expenditures may negatively impact the Company's operations. At March 31, 2001, the Company had approximately $7,401 available under its multi-currency credit facilities compared to $9,023 at December 31, 2000 (the credit facilities were reduced by $1,500 in January 2001 after a U.S. lender withdrew a $1,500 working capital line). However, certain provisions of the Company's German credit facilities limit the flow of cash from the Company's wholly owned German subsidiary, IKS Klingelnberg GmbH, and its consolidated subsidiaries to the Company. Such provisions include covenants requiring the maintenance of a minimum equity in IKS Klingelnberg GmbH and its consolidated subsidiaries equal to 30% of total asset value. As a result, U.S. availability was limited to approximately $1,281 at March 31, 2001. Subsequent to March 31, 2001, all of the remaining availability under the Company's multi-currency credit facilities was withdrawn reducing worldwide availability to zero. At April 30, 2001, the Company had approximately $200 cash on hand in the U.S. and approximately $830 cash on hand at IKS Klingelnberg GmbH and its Restricted (as defined in the Indenture, dated as of Novemebr 6, 1996 by and between the Company and the United Trust Company of New York, as trustee) consoldiated subsidiaries. The Company's North American operations continue to generate negative cash flow from operations.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has retained Jefferies & Company, Inc. to address the Company's highly leveraged capital structure. Jefferies is currently assisting the Company in developing alternatives in connection with a restructuring of its Subordinated Notes. While the Company believes that there are certain alternatives available to the Company, there can be no assurance that the Company will be successful in implementing any such alternatives or that any such alternatives, if implemented, will enable the Company to meet its obligations. The Company received a tax refund of approximately $1,108 in the first quarter of 2001, and is pursuing aggressive cost cutting programs.

3.   Comprehensive Income

The Company includes minimum pension liabilities and foreign currency translation adjustments in other comprehensive income. For the quarters ended March 31, 2001 and 2000, total comprehensive losses amounted to $3,162 and $1,778, respectively, including $1,008 and $661 of other comprehensive losses related to foreign currency translation adjustments.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


4.   Notes Payable and Long -Term Debt

                                                                                   March 31,        December 31,
                                                                                     2001               2000
                                                                                --------------------------------

Notes payable:
    Notepayable on demand in German Marks to a German bank, issued under revolving credit agreements, interest payable
        quarterly                                                                  $   7,226        $   5,499
    Note payable on demand in U.S. Dollars to a German bank,
        issued under revolving credit agreements, interest payable
        quarterly                                                                     11,719            8,719
    Notes payable on demand in Chinese Yuan Renminbi to
        Chinese banks, issued under revolving credit agreements,
         interest payable monthly                                                      1,855            2,125
    Note payable on demand in Austrian Schillings to an Austrian bank                  1,277            1,365
    Note payable on demand in U.S. Dollars to a U.S. bank                                 -             1,500
                                                                                ------------------------------
                                                                                   $  22,077        $  19,208
                                                                                ==============================


                                                                                   March 31,        December 31,
                                                                                --------------------------------
                                                                                     2001               2000

Long-term debt:
    11-3/8% Senior Subordinated Notes due 2006                                     $  90,000        $  90,000
     Notes payable in German Marks to a German bank                                   13,599           14,559
     Notes payable in Chinese Yuan Renminbi to Chinese banks                             967            1,017
     Capitalized lease obligations to U.S. lenders                                     2,912            3,199
     Promissory notes payable in Austrian Schillings to an
          Austrian bank                                                                1,532            1,746
     Promissory note payable in Dutch Guilders to a former
          shareholder of the Diacarb Company                                             810            1,792
     Other                                                                                30               35
                                                                                -----------------------------
                                                                                     109,850          112,348
     Less current portion                                                              3,563            4,027
                                                                                -----------------------------
                                                                                   $ 106,287        $ 108,321
                                                                                =============================


                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)


4.   Notes Payable and Long -Term Debt (continued)

At March 31, 2001, the Company had committed global, multi-currency credit facilities totaling approximately $39,804. Unused committed lines of credit from these facilities available to the U.S. and German operations totaled $1,281 and $6,120, respectively, for a consolidated availability of $7,401 at March 31, 2001 compared to $9,023 at December 31, 2000 (the credit facilities were reduced by $1.5 million in January 2001 after a U.S. lender withdrew a $1.5 million working capital line). Subsequent to March 31, 2001, all of the remaining availability under the Company's multi-currency credit facilities was withdrawn reducing worldwide availability to zero.

5.   Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated Federal income tax return which includes the Company. The Company's provision/benefit for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The current and deferred tax provision and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision/benefit for United States income taxes is recorded to the intercompany account with IKS Corporation. The Company did not record a tax benefit related to the pre-tax losses in the United States for the quarter ended March 31, 2001 in accordance with income tax accounting rules, but did record the benefit of a $1,108 federal tax refund received in the first quarter of 2001.

6.   Inventories


                                             March 31,          December 31,
                                               2001                 2000
                                       -----------------------------------------

     Finished goods                    $        18,050       $        18,275
     Work in process                             4,737                 4,795
     Raw materials and supplies                  6,245                 6,456
                                       -----------------------------------------
                                       $        29,032      $         29,526
                                       =========================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

General

         The Company is a global leader in the manufacturing, servicing and marketing of industrial and commercial machine knives and saws. Together with its predecessors, the Company has been manufacturing knives and saws for nearly 100 years, beginning in Europe and expanding its presence to the United States in the 1960s. The Company operates on an international basis with facilities in North America, Europe, Asia and South America and products sold in over 75 countries. The Company offers a broad range of products, used for various applications in numerous markets.

Presence outside the U.S.

         The Company's North American operations accounted for approximately 52% of its net sales during the first quarter of 2001. The Company's other international operations accounted for the remainder and are primarily in Europe (approximately 43% of first quarter 2001 net sales), and to a lesser extent in Asia.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures products in the U.S., Germany, Austria, Canada and China and exports products to more than 75 countries. The Company's foreign sales, the majority of which occur in European countries, are subject to exchange rate volatility. In addition, the Company consolidates German, Austrian, Dutch, French, Canadian, Mexican, Chinese and other Asian operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the U.S. dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first quarter of 2001 to the first quarter of 2000, there was a negative impact of $0.9 million on net sales with a minimal impact on operating income. In addition, in the first quarter of 2001 there was an increase in shareholder's deficit from December 31, 2000 due in part to a $1.0 million change in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally enters into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to fifteen months.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

First  quarter  ended March 31, 2001  compared to first  quarter ended March 31,
2000

         Net Sales: Net sales decreased 13.0% to $38.7 million for the first quarter of 2001 from $44.5 million for the first quarter of 2000 primarily due to poor results in North America attributable in large part to leadership changes at the Company in 1999 and 2000 and to market softness worldwide. The Company experienced net sales reductions in its North American operations (21.5% to $20.1 million) and in its other operations (1.6% to $18.6 million) for the first quarter of 2001 compared to the same period in 2000.

         Gross Profit: Gross profit decreased 19.7% to $9.8 million for the first quarter of 2001 from $12.3 million for the same period in 2000. Gross margin decreased to 25.4% for the first quarter of 2001 compared to 27.5% for the same period in 2000. The Company experienced gross profit declines in its North American operations (37.5% to $4.0 million) for the first quarter of 2001 compared to the same period in 2000 while gross margin also significantly declined to 19.9% from 25.0%. The Company's gross profit declined slightly (1.7% to $5.8 million) in its other operations for the first quarter of 2001 compared to the same period in 2000 while gross margin remained constant at 31.2%. The decrease in gross profit and gross margin is attributable to the factors noted above.

         Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were $9.4 million for the first quarter of 2001 compared to $9.6 million for the same period in 2000. SG&A expenses increased to 24.4% from 21.5% of net sales for the respective periods. Excluding first quarter 2001 restructuring charges of $0.5 million, SG&A expenses increased to 23.1% of net sales.

         Interest Expense, net: Net interest expense remained constant at $3.1 million for the first quarter of 2001 compared to 2000 .

         Income Taxes: The Company did not record a tax benefit related to its pre-tax losses in the United States in the first quarter of 2001 in accordance with income tax accounting rules, but did record the benefit of a $1.1 million federal tax refund received in the first quarter of 2001. This benefit more than offset the tax provisions recorded on pre-tax income in the Company's other operations. As a result, the Company has recorded a $0.5 million consolidated benefit for income tax on a consolidated pre-tax loss of $2.7 million. The only significant change in income taxes from 2000 is due to the benefit recorded on the federal tax refund in the first quarter of 2001.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. In the past, the Company's operating cash flow and available borrowings under the Company's multi-currency credit facilities have been sufficient to enable the Company to meet its working capital requirements, debt service requirements and capital expenditure requirements. However, deteriorating results in the Company's North American operations over the past two years, primarily attributable to leadership changes at the Company in 1999 and 2000 as well as a softening market, have more than offset improved results in the Company's European operations. The Company incurred net losses of approximately $2.2 million and $15.5 million in the quarter ended March 31, 2001 and the year ended December 31, 2000, respectively. In addition, the Company generated negative cash flow from operations of approximately $0.5 million and $4.5 million during these same periods. Continuing adverse market conditions and their negative effect on the Company's cash flow, coupled with limited liquidity, will preclude the Company from making the approximate $5.1 million interest payment under the Subordinated Notes on May 15, 2001 and are likely to impede the Company's ability to make the approximate $5.1 million interest payment under the Subordinated Notes on November 15, 2001.

         The Company is highly leveraged. As of March 31, 2001, the Company's total long-term debt and stockholder's deficit was approximately $109.9 million and $42.8 million, respectively. The Company's consolidated debt service obligations in 2001 are expected to be in excess of $12.0 million, including approximately $10.2 million of interest payments due under the Subordinated Notes. The Company does not have any significant capital expenditure commitments in 2001 that cannot be deferred; however, deferral of planned maintenance and expansion expenditures may negatively impact the Company's operations. At March 31, 2001, the Company had approximately $7.4 million available under its multi-currency credit facilities compared to $9.0 million at December 31, 2000 (the credit facilities were reduced by $1.5 million in January 2001, after a U.S. lender withdrew a $1.5 million working capital line). However, certain provisions of the Company's German credit facilities limit the flow of cash from the Company's wholly owned German subsidiary, IKS Klingelnberg GmbH, and its consolidated subsidiaries to the Company. Such provisions include covenants requiring the maintenance of a minimum equity in IKS Klingelnberg GmbH and its consolidated subsidiaries equal to 30% of total asset value. As a result, U.S. availability was limited to approximately $1.3 million at March 31, 2001. Subsequent to March 31, 2001, all of the remaining availability under the
Company's multi-currency credit facilities was withdrawn, reducing worldwide availability to zero. At April 30, 2001, the Company had approximately $0.2 million cash on hand in the U.S. and approximately $0.8 million cash on hand at IKS Klingelnberg GmbH and its Restricted (as defined in the Indenture, dated as of Novemebr 6, 1996 by and between the Company and the United Trust Company of New York, as trustee) consoldiated subsidiaries. The Company's North American operations continue to generate negative cash flow from operations.

         These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has retained Jefferies & Company, Inc. to address the Company's highly leveraged capital structure. Jefferies is currently assisting the Company in developing alternatives in connection with a restructuring of its Subordinated Notes. While the Company believes that there are certain alternatives available to the Company, there can be no assurance that the Company will be successful in implementing any such alternatives or that any such alternatives, if implemented, will enable the Company to meet its obligations. The Company received a tax refund of approximately $1.1 million in the first quarter of 2001, and is pursuing aggressive cost cutting programs.


         Net cash flow used by operations aggregated $0.5 million for the first quarter of 2001 compared to $1.1 million for the same period in 2000. The decrease was primarily attributable to a $1.6 million decrease in working capital offset by a $1.0 million increase in net loss compared to 2000.

         Cash used by investing activities for the first quarter of 2001 was $1.3 million compared to $3.0 million for the same period in 2000. The decrease is primarily due to the BMMS acquisition in 2000 and decreased capital spending in 2001.

         Cash provided by financing activities for the first quarter of 2001 was $2.0 million compared to cash provided of $5.1 million for the same period in 2000. The decrease is primarily due to decreased net borrowings in 2001 compared to 2000, due to the BMMS acquisition in 2000.

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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K

     A report on Form 8-K dated February 19, 2001 was filed regarding the Company's retention of Jefferies & Company, Inc. to act as financial advisor to the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERNATIONAL KNIFE & SAW, INC.




                                By:   /s/ William M. Schult
                                    ------------------------------------------
                                    William M. Schult
                                    Executive Vice President - Chief
                                    Financial Officer, Treasurer and
                                    Secretary (Principal Financial and
                                    Accounting Officer, and Executive
                                    Committee member)





                                    May 11, 2001