Form 10-Q
period 2001-06-30
INTERNATIONAL KNIFE & SAW INC
filed 2001-08-14
CIK 1027909

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [|X|] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001

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

                                  Yes |X| No __

As of July 31, 2001, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

================================================================================

                International Knife & Saw, Inc. and Subsidiaries
                                      Index


                                                                        Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                  3

                  Consolidated Statements of Income                            5

                  Consolidated Statements of Cash Flows                        6

                  Notes to Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  18

Part II.  Other Information

         Item 1. Legal Proceedings                                            19

         Item 2. Change in Securities and Use of Proceeds                     19

         Item 3. Defaults Upon Senior Securities                              19

         Item 4. Submission of Matters to a Vote of Security Holders          19

         Item 5. Other Information                                            19

         Item 6. Exhibits and Reports on Form 8-K                             20
                 (a) Exhibits
                 (b) Reports on Form 8-K                                      20

        Signatures                                                            21

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                June 30,        December 31,
                                                  2001              2000
                                           -------------------------------------
Assets                                                (in thousands)
Current assets:
    Cash and cash equivalents              $      1,142            $  3,392
   Accounts receivable, trade, less
     allowances for doubtful accounts
     of $1,235 and $2,428                        11,254              24,223
   Inventories                                   12,722              29,526
   Due (to) from parent                            (46)                  34
   Other current assets                           1,011               2,898
                                           -------------------------------------
Total current assets                             26,083              60,073

Other assets:
    Goodwill                                      7,189              14,773
    Debt issuance costs                           2,037               2,271
    Other noncurrent assets                         699               2,478
                                           -------------------------------------
                                                  9,925              19,522

Property, plant and equipment-net                20,122              46,796

                                           -------------------------------------
            Total assets                     $   56,130          $  126,391
                                           =====================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                 June 30,          December 31,
                                                   2001                2000
                                            ------------------------------------
                                                        (in thousands)

Liabilities and shareholder's deficit
Current liabilities:
   Notes payable                            $      2,375         $    19,208
   Current portion of long-term debt              90,989               4,027
   Accounts payable                                4,472              10,807
   Accrued liabilities                            11,366              13,745
                                            ------------------------------------
Total current liabilities                        109,202              47,787

Long-term debt, less current portion               1,680             108,321
Other liabilities                                    415               8,865
                                            ------------------------------------
Total liabilities                                111,297             164,973

Minority interest                                      -               1,072

Shareholder's deficit:
   Common stock, no par value - authorized
     580,000 shares; issued - 526,904
     shares; outstanding - 481,971 shares
                                                       5                   5
   Additional paid-in capital                     10,153              10,153
   Accumulated deficit                           (59,641)            (41,427)
   Accumulated other comprehensive loss           (2,252)             (4,953)
   Treasury stock, at cost                        (3,432)             (3,432)
                                            ------------------------------------
Total shareholder's deficit                      (55,167)            (39,654)

                                            ------------------------------------
           Total liabilities and            $     56,130        $    126,391
           shareholder's deficit            ====================================


See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                       Quarter ended          Six months ended
                                         June 30,                 June 30,
                                  2001           2000         2001       2000
                            ----------------------------------------------------
                                     (in thousands, except per share amounts)

Net sales                   $    31,405    $    42,055   $    70,150   $ 86,567

Cost of sales                    23,986         31,582        52,895     63,840
                            ----------------------------------------------------
Gross profit                      7,419         10,473        17,255     22,727

Selling, general and             19,884         11,473        29,319     21,025
administrative expenses     ----------------------------------------------------
Operating income (loss)         (12,465)        (1,000)      (12,064)     1,702

Other expenses (income):
    Interest income                 (24)           (45)         (193)       (66)
    Interest expense              3,298          3,260         6,517      6,364
    Minority interest                51             68           103        134
                            ----------------------------------------------------
                                  3,325          3,283         6,427      6,432
                            ----------------------------------------------------
Loss before income taxes        (15,790)        (4,283)      (18,491)    (4,730)

Provision (benefit) for             270            498          (277)     1,168
income taxes                ----------------------------------------------------
Net loss                    $   (16,060)   $    (4,781)  $   (18,214)  $ (5,898)
                            ====================================================
Net loss per common share   $    (33.32)   $     (9.92)  $    (37.79)  $ (12.24)

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                            Six months ended
                                                                June 30,
                                                           2001          2000
                                                       -------------------------
                                                             (in thousands)
Operating activities
Net loss                                               $  (18,214)   $   (5,898)
Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                          3,585         3,959
     Loss on disposition of businesses                     11,233         1,981
     Loss on sale of property, plant and equipment             78            44
     Minority interest in income of subsidiary                103           134
     Changes in operating assets and liabilities,
       net of effects from purchases of operations:
         Accounts receivable                               (1,272)       (1,696)
         Inventories                                        1,282         1,721
         Accounts payable                                  (3,132)       (4,101)
         Accrued liabilities                                5,321          (161)
         Other                                                201           786
                                                       -------------------------
Net cash used by operating activities                        (815)       (3,231)

Investing activities
Purchases of operations, net of cash acquired                   -          (956)
Purchases of property, plant and equipment                 (2,366)       (2,802)
Proceeds from sale of property, plant and equipment            82            80
Proceeds from disposition of businesses,
 net of cash disposed                                       9,252         1,290
Decrease (increase) in notes receivable
 and other assets                                              90           (22)
                                                       -------------------------
Net cash provided (used) by investing activities            7,058        (2,410)

Financing activities
Decrease in amounts due from parent                            80            32
Increase in notes payable and long-term debt                7,924        16,967
Repayment of notes payable and long-term debt             (16,318)       (9,970)
Cash received from investees                                   18            28
                                                       -------------------------
Net cash (used) provided by financing activities           (8,296)        7,237

Effect of exchange rates on cash and cash equivalents        (197)         (121)
                                                       -------------------------

Increase (decrease) in cash and cash equivalents           (2,250)        1,475
Cash and cash equivalents at beginning of period            3,392         1,862
                                                       -------------------------
Cash and cash equivalents at end of period              $   1,142      $  3,337
                                                       =========================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                                            (in thousands)

1.  Basis of Presentation

The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of International Knife & Saw, Inc. and its consolidated subsidiaries (the "Company"), necessary to present fairly the consolidated financial position and consolidated results of operations and cash flows of the Company. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 (in thousands)


1.   Basis of Presentation (continued)

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $400 ($0.83 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

 2.  Going Concern and Restructuring

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is highly leveraged. As of June 30, 2001, the Company's total notes payable and long term debt and stockholder's deficit was approximately $95,044 and $55,167, respectively. The Company incurred net losses of approximately $18,214 and $15,529 in the first half of 2001 and the year ended December 31, 2000, respectively. In addition, the Company incurred negative cash flow from operations of $815 and $4,534 during these same periods.

In February 2001, the Company retained Jefferies & Company, Inc. ("Jefferies") as its financial advisor to assist the Company in addressing its highly leveraged capital structure, specifically the restructuring of its $90,000 of 11 3/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes"). Continuing adverse market conditions and their negative effect on the Company's cash flow, coupled with limited liquidity, precluded the Company from making the approximate $5,100 interest payment on the Subordinated Notes on May 15, 2001 and will likely preclude the Company from making the approximate $5,100 interest payment due on November 15, 2001. As a result, all of such debt is subject to acceleration and has been classified as current.

As part of the Company's restructuring initiative, on June 6, 2001, the Company sold all of the issued and outstanding capital stock of IKS Klingelnberg GmbH ("IKSK"), a wholly-owned German subsidiary of the Company for approximately $11,724 in cash (see Note 7 of the Notes to the Consolidated Financial Statements). The proceeds from the sale were immediately applied to repay all indebtedness and other obligations owed by the Company to Deutsche Bank AG, the Company's former senior lender. On June 21, 2001, the Company entered into an agreement with Chilmark Fund II, L.P. ("Chilmark") for a six-month senior secured credit facility for up to $5,000 to replace the Deutsche Bank facilities. The new facility will be used for professional

                International Knife & Saw, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 (in thousands)



2.        Going Concern and Restructuring (continued)

fees and other costs incurred in the ongoing restructuring of the Company's Subordinated Notes and general working capital needs. While the Company believes that there are certain restructuring alternatives available to it, there can be no assurance that the Company will be successful in implementing any such alternatives or that any such alternatives, if implemented, will enable the Company to meet its obligations.

The Company does not have any significant capital expenditure commitments in 2001 that cannot be deferred; however, deferral of planned maintenance and expansion expenditures may negatively impact the Company's operations. In addition, the Company is pursuing aggressive cost cutting programs. At June 30 and July 31, 2001, the Company had approximately $2,625 and $2,000, respectively, available under its new credit facility and approximately $1,141 and $1,471, respectively, cash on hand. The Company's operations continue to generate negative cash flow from operations. These matters and those noted above raise substantial doubt about the Company's ability to continue as a going concern.

The operating loss for the second quarter and first half of 2001 include, in addition to the loss on the sale of IKSK, professional fees of $1,469 and
$1,981, respectively, incurred in the restructuring of the Company's Subordinated Notes and severance costs of $10 and $100, respectively, resulting from the Company's cost cutting programs.

3.         Comprehensive Income

The  Company  includes  foreign  currency   translation   adjustments  in  other
comprehensive income. For the quarters ended June 30, 2001 and 2000, total comprehensive losses amounted to $12,351 and $5,004, respectively, including $3,709 of other comprehensive gains and $223 of other comprehensive losses related to foreign currency translation. For the six months ended June 30, 2001 and 2000, total comprehensive losses amounted to $15,513 and $6,782, respectively, including $2,701 of other comprehensive gains and $884 of other comprehensive losses related to foreign currency translation.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

4.  Notes Payable and Long -Term Debt
                                                          June 30,  December 31,
                                                            2001        2000
                                                       -------------------------
Notes payable:
    Note payable on demand in German Marks to
        a German bank, issued under revolving
        credit agreements, interest payable
        quarterly                                        $   -          $5,499
    Note payable on demand in U.S. Dollars to a
        German bank, issued under revolving
        credit agreements, interest payable
        quarterly                                            -           8,719
    Notes payable on demand in Chinese Yuan
        Renminbi to Chinese banks, issued under
        revolving credit agreements, interest
        payable monthly                                      -           2,125
    Note payable on demand in Austrian Schillings
        to an Austrian bank                                  -           1,365
    Note payable on demand in U.S. Dollars to a
        U.S. bank                                            -           1,500
    Note payable in U.S. Dollars to a U.S. lender          2,375             -
                                                       -------------------------
                                                         $ 2,375       $19,208
                                                       =========================

                                                          June 30,  December 31,
                                                            2001        2000
                                                       -------------------------
Long-term debt:
     11-3/8% Senior Subordinated Notes
        due 2006                                         $90,000       $90,000
     Notes payable in German Marks to
        a German bank                                          -        14,559
     Notes payable in Chinese Yuan Renminbi
        to Chinese banks                                       -         1,017
     Capitalized lease obligations to U.S. lenders         2,639         3,199
     Promissory notes payable in Austrian
        Schillings to an Austrian bank                         -         1,746
     Promissory note payable in Dutch Guilders
        to a former shareholder of the Diacarb
        Company                                                -         1,792
     Other                                                    30            35
                                                       -------------------------
                                                          92,669       112,348
     Less current portion                                 90,989         4,027
                                                       -------------------------
                                                           1,680      $108,321
                                                       =========================

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

4.  Notes Payable and Long -Term Debt (continued)

Continuing adverse market conditions and their negative effect on the Company's cash flow, coupled with limited liquidity, precluded the Company from making the approximate $5,100 interest payment on the Subordinated Notes on May 15, 2001. As a result, all of such debt is subject to acceleration and has been classified as current.

On June 6, 2001, the Company sold all of the issued and outstanding capital stock of IKSK for approximately $11,724 in cash (see Note 7 of the Notes to the Consolidated Financial Statements). The purchase price included the assumption of all related debt of IKSK and its subsidiaries by the buyer. The proceeds from the sale were immediately applied to repay all U.S. indebtedness and other obligations owed by the Company to Deutsche Bank AG, the Company's former senior lender.

On June 21, 2001, the Company entered into an agreement with Chilmark for a six-month senior secured credit facility for up to $5,000 to replace its former Deutsche Bank facilities. The new facility will be used for professional fees and other costs incurred in the ongoing restructuring of the Company's Subordinated Notes and general working capital needs. At June 30, 2001, the interest rate on the new facility was at 7.75% and the Company had $2,625 available under this new facility.

5. Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated federal income tax return which includes the Company. The Company's provision/benefit for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The current and deferred tax provision and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision/benefit for United States income taxes is recorded to the intercompany account with IKS Corporation. The Company did not record a tax benefit related to the pre-tax losses in the United States for the quarter ended June 30, 2001 in accordance with income tax accounting rules, but did record the benefit of a $1,108 federal tax refund received in the first quarter of 2001.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                                 (in thousands)

6.  Inventories

                                             June 30,           December 31,
                                               2001                 2000
                                       -----------------------------------------

     Finished goods                      $     9,613          $     18,275
     Work in process                           1,612                 4,795
     Raw materials and supplies                1,497                 6,456
                                       -----------------------------------------
                                         $    12,722      $         29,526
                                       =========================================

7.       Disposition of Businesses

On June 6, 2001, the Company sold all of the issued and outstanding capital stock of IKSK to Diether Klingelnberg and TKM GmbH i.G., a company organized under the laws of Germany ("TKM" and, together with Mr. Klingelnberg, the "Purchasers"), for approximately $11,724 in cash. The Company recorded a loss on the sale of IKSK of approximately $11,233. The proceeds from the sale were immediately applied to repay all indebtedness and other obligations owed by the Company to Deutsche Bank AG, the Company's former senior lender.

Mr. Klingelnberg and Thomas W.G. Meyer are managing directors and stockholders of TKM. Mr. Meyer is a minority stockholder of IKS Corporation, a Delaware corporation and the parent of the Company ("Parent"). In addition, until April 20, 2001 Mr. Klingelnberg served as a director of the Company and Parent, and until May 31, 2001 Mr. Meyer served as an Executive Vice President of the Company and Parent. At the time of the sale, Mr. Meyer was the Chief Executive Officer of IKSK. The amount of consideration paid to the Company for the issued and outstanding capital stock of IKSK was determined by arms-length negotiation between the Board of Directors of the Company and the Purchasers.

In connection with the sale, the Purchasers agreed that, for a period of 18 months and subject to certain conditions, IKSK would continue the existing trading arrangements between the Company and IKSK with respect to current products manufactured by IKSK and purchased by the Company.

                International Knife & Saw, Inc. and Subsidiaries

                                   (Unaudited)
                    (in thousands, except per share amounts)


7.    Disposition of Businesses (continued)

Prior to the sale, the holders of a majority in aggregate principal amount of the Company's Subordinated Notes consented to the sale and waived compliance by the Company with the provisions of Section 4.14 (Limitation on Transactions with Affiliates), Section 4.15 (Change of Control), Section 4.16 (Limitation on Asset Sales) and article five of the indenture governing the Subordinated Notes, as well as any other relevant provisions of such Indenture, to the extent applicable to the transaction.

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

General

         The Company is in the business of manufacturing, servicing and marketing of industrial and commercial machine knives and saws. Together with its predecessors, the Company has been manufacturing knives and saws for nearly 100 years, beginning in Europe and expanding its presence to the United States in the 1960s. The Company offers a broad range of products, used for various applications in numerous markets.

         As part of the Company's restructuring initiative, on June 6, 2001, the Company sold all of the issued and outstanding capital stock of IKSK to Diether Klingelnberg and TKM, the "Purchasers," for approximately $11.7 million in cash. Mr. Klingelnberg and Thomas W.G. Meyer are managing directors and stockholders of TKM. Mr. Meyer is a minority stockholder of IKS Corporation, the parent of the Company ("Parent"). In addition, until April 20, 2001 Mr. Klingelnberg served as a director of the Company and Parent, and until May 31, 2001 Mr. Meyer served as an Executive Vice President of the Company and Parent. At the time of the sale, Mr. Meyer was the Chief Executive Officer of IKSK. The amount of consideration paid to the Company for the issued and outstanding capital stock of IKSK was determined by arms-length negotiation between the Board of Directors of the Company and the Purchasers.

         IKSK comprised all of the Companies non-North American operations except Indonesia and accounted for approximately one half of the Company's 2001 net sales through the sale date and approximately 43% of its net sales during the first half of 2001. In connection with the sale, the Purchasers agreed that, for a period of 18 months and subject to certain conditions, IKSK would continue its existing trading arrangements with the Company with respect to current products manufactured by IKSK and purchased by the Company.

Presence outside the U.S.

         The Company's presence outside the U.S. was significantly diminished by the sale of IKSK. The Company's remaining operations are in the U.S., Canada, Mexico and Indonesia. The Company's remaining operations are predominately in North America which accounted for approximately 56% of its net sales during the first half of 2001.

         The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company's foreign sales are subject to exchange rate volatility. In addition, the Company's consolidation of its foreign operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the U.S. dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first six months of 2001 to the first six months of 2000, there was a positive impact of $1.2 million on net sales with a minimal impact on operating income. In addition, in the first six months of 2001 there was a decrease of $2.7 million in accumulated other comprehensive loss from December 31, 2000 due to the realization of $4.2 million of foreign currency translation losses related to IKSK partially offset by a $1.5 million increase in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally enters into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to fifteen months.

Results of Operations

         As used in the following discussion of the Company's results of operations, (i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

         Second quarter and six months ended June 30, 2001 compared to second quarter and six months ended June 30, 2000

         Net Sales: Net sales decreased 25.3% to $31.4 million for the second quarter and 19.0% to $70.2 million for the first half of 2001 from $42.1 and $86.6 million for the same periods in 2000 equally attributable to poor results in North America (attributable in large part to leadership changes at the Company in 1999 and 2000 and to market softness worldwide) and the sale of IKSK in June of 2001 as discussed in Note 7. The Company experienced sales reductions in its North American operations (22.1% to $19.0 million) for the second quarter and (21.8% to $39.1 million) for the first half of 2001 and in its other operations (29.9% to $12.4 million) for the second quarter and (15.3% to $31.0 million) for the first half of 2001 compared to the same periods in 2000.

         Gross Profit: Gross profit decreased to $7.4 and $17.3 million for the second quarter and first half of 2001 from $10.5 and $22.7 million for the same periods in 2000. Excluding the effect of the non-recurring charges in the second quarter of 2000, gross profit would have been $11.0 and $23.2 million for the second quarter and first half of 2000, respectively. Gross margin decreased to 23.6% and 24.6% for the second quarter and first half of 2001 compared to 24.9% and 26.3% for the same periods in 2000. Excluding the second quarter 2000 non-recurring charges, gross profit for the second quarter and first six months of 2000 would have been 26.1% and 26.8%, respectively. The Company experienced gross profit declines in its North American operations (29.4% to $3.6 million) for the second quarter and (33.9% to $7.6 million) for the first half of 2001 compared to the same periods in 2000 while gross margin also declined to 18.9% and 19.4% from 20.9% and 23.0%, respectively. The Company experienced gross profit declines in its other operations (29.6% to $3.8 million) for the second quarter and (14.3% to $9.7 million) for the first half of 2001 compared to the same periods in 2000 while gross margin improved slightly to 30.6% and 31.0% from 30.5% and 30.6%, respectively. The decrease in gross profit and the decrease in gross margin in North America is attributable to the factors noted above.

         Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were $19.9 and $29.3 million for the second quarter and first half of 2001 compared to $11.5 and $21.0 million for the same periods in 2000. Excluding the loss on the sale of IKSK and other charges primarily related to the Company's restructuring in 2001 and non-recurring charges in the second quarter of 2000, SG&A expenses would have been $7.2 and $16.0 million for the second quarter and first half of 2001 compared to $9.4 and $18.9 million for the same periods in 2000. The decrease is primarily attributable to the sale of IKSK in June 2001 and the cost cutting programs the Company has put into place. SG&A expenses increased to 63.3% and 41.8% from 27.3% and 24.3% of net sales for the respective periods. Excluding the loss on the sale of IKSK and all non-recurring charges in 2001 and 2000, SG&A expenses would have increased slightly to 22.9% and 22.8% of net sales for the second quarter and first half of 2000 from 22.3% and 21.8% compared to the same periods in 2000.

         Interest  Expense,   net:  Net  interest  expense  remained  relatively
constant at $3.3 and $6.3 million for the second quarter and first half of 2001 compared to the same periods in 2000.

         Income Taxes: The Company did not record a tax benefit related to its pre-tax losses in the United States in the second quarter or in the first half of 2001 in accordance with income tax accounting rules, but did record the benefit of a $1.1 million federal tax refund received in the first quarter of 2001. This benefit more than offsets the tax provisions recorded on pre-tax income in the Company's other operations for the first half of 2001. As a result, the Company has recorded a $0.3 million consolidated provision and a $0.3 million consolidated benefit for income tax on a consolidated second quarter and first half of 2001 pre-tax loss of $15.8 million and $18.5 million, respectively. The only significant change in income taxes from 2000 is due to the benefit recorded on the federal tax refund in the first quarter of 2001.

Liquidity and Capital Resources

         The Company's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. The Company is highly leveraged. As of June 30, 2001, the Company's total notes payable and long term debt and stockholder's deficit was approximately $95,044 and $55,167, respectively. In the past, the Company's operating cash flow and available borrowings under the Company's credit facilities have been sufficient to enable the Company to meet its working capital requirements, debt service requirements and capital expenditure requirements. However, deteriorating results in the Company's North American operations over the past two years, primarily attributable to leadership changes at the Company in 1999 and 2000 as well as a softening market, have more than offset improved results in the Company's former European operations. The Company incurred net losses of approximately $18.2 million and $15.5 million in the first half of 2001 and the year ended December 31, 2000, respectively. In addition, the Company incurred negative cash flow from operations of approximately $0.8 million and $4.5 million during these same periods.

         In February 2001, the Company retained Jefferies as its financial advisor to assist the Company in addressing its highly leveraged capital structure, specifically the restructuring of its Subordinated Notes. Continuing adverse market conditions and their negative effect on the Company's cash flow, coupled with limited liquidity, precluded the Company from making the approximate $5.1 million interest payment on the Subordinated Notes on May 15, 2001 and will likely preclude the Company from making the approximate $5.1 million interest payment due on November 15, 2001. As a result, all of such debt is subject to acceleration and has been classified as current.

         As part of the Company's restructuring initiative, on June 6, 2001, the Company sold all of the issued and outstanding capital stock of IKSK for approximately $11.7 million in cash (see Note 7 of the Notes to the Consolidated Financial Statements). The proceeds from the sale were immediately applied to repay all indebtedness and other obligations owed by the Company to Deutsche Bank AG, the Company's former senior lender. On June 21, 2001, the Company entered into an agreement with Chilmark for a six-month senior secured credit facility for up to $5.0 million to replace the Deutsche Bank facilities. The new facility will be used for professional fees and other costs incurred in the ongoing restructuring of the Company's Subordinated Notes and general working capital needs. While the Company believes that there are certain restructuring alternatives available to it, there can be no assurance that the Company will be successful in implementing any such alternatives or that any such alternatives, if implemented, will enable the Company to meet its obligations.

         The  Company  does  not  have  any  significant   capital   expenditure
commitments in 2001 that cannot be deferred; however, deferral of planned maintenance and expansion expenditures may negatively impact the Company's operations. In addition, the Company is pursuing aggressive cost cutting programs. At June 30 and July 31, 2001, the Company had approximately $2.6 million and $2.0 million, respectively, available under its new credit facility and approximately $1.1 million and $1.4 million, respectively, cash on hand. The Company's operations continue to generate negative cash flow from operations. These matters and those noted above raise substantial doubt about the Company's ability to continue as a going concern.

         Net cash flow used by operations aggregated $0.8 million for the first half of 2001 compared to $3.2 million for the same period in 2000. The decrease was primarily attributable to a $5.9 million decrease in working capital primarily due to $4.7 million of interest accrued on the Subordinated Notes that was due on May 15, 2001 but was not paid, offset by a $3.1 million increase in net loss net of loss on disposition of businesses for both years, compared to 2000.

         Cash provided by investing activities for the first half of 2001 was $7.1 million compared to cash used of $2.4 million for the same period in 2000. The increase is primarily due to the proceeds from the sale of IKSK.

         Cash used by financing activities for the first half of 2001 was $8.3 million compared to cash provided of $7.2 million for the same period in 2000. The decrease is primarily due to decreased net borrowings and the $11.7 million repayment of indebtedness and other obligations to the Company's former senior lender with proceeds from the sale of IKSK.

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

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $.4 ($.83 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Information required by Item 3 is included in Item 2 on page 14 of this Form 10-Q.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

Item 2. Change in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

         As part of the restructuring initiative described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," during the second quarter of 2001, the Company did not make interest payments on its Subordinated Notes. The following table sets forth the scheduled debt payment that was not made during the second quarter of 2001:

Debt Series and Aggregate Principal   Type and Date of Payment  Amount Unpaid in
       Amount Outstanding                Due in Quarter              Quarter
    ----------------------------------------------------------------------------
    11 3/8% Subordinated Notes          Interest, May 15, 2001    $5.1 million
     due 2006($90 million)

         As a result of this default, holders of all the Company's publicly held debt have the right to demand acceleration of this debt. At the date of this filing, total arrearages of principal and interest are $5.1 million.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
           No.           Description
       ------------- -----------------------------------------------------------
          10.01 Security Agreement dated December 11, 2000 between Deutsche Bank and the Company. (Incorporated by reference to exhibit
                     10.20 to the Company's Current Report on Form 8-K dated February 19, 2001, Registration No. 333-17305.)
          10.02 First Amendment to Security Agreement dated January 24, 2001 between Deutsche Bank and the Company. (Incorporated by reference to exhibit 10.21 to the Company's Current Report on Form 8-K dated February 19, 2001, Registration No. 333-17305.)
          10.03 Agreement dated as of June 5, 2001 among TKM GmbH, i.G., Diether Klingelnberg and the Company. (Incorporated by reference to exhibit 10.01 to the Company's Current Report on Form 8-K dated June 6,2001, Registration No. 333-17305.)
          10.04 Notarial Deed (Incorporated by reference to exhibit 10.02 to the Company's Current Report on Form 8-K dated June 6, 2001, Registration No. 333-17305.)
          10.05 Supply Agreement dated June 5, 2001 among TKM GmbH, i.G., Diether Klingelnberg and the Company. (Incorporated by reference to exhibit 10.03 to the Company's Current Report on Form 8-K dated June 6, 2001, Registration No.333-17305.)
          10.06 Loan and Security Agreement dated June 21, 2001 between and among Chilmark Fund II, L.P. and IKS Corporation and the Company.


(b)      Reports on Form 8-K

         A report on Form 8-K dated June 6, 2001 was filed regarding the Company's sale of IKSK.

         A report on Form 8-K/A dated August 9, 2001 was filed regarding the Company's sale of IKSK.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL KNIFE & SAW, INC.




                                   By:   /s/ William M. Schult
                                       ----------------------------------------
                                             William M. Schult
                                             Executive Vice President - Chief
                                             Financial Officer, Treasurer
                                             and Secretary (Principal Financial
                                             and Accounting Officer, and
                                             Executive Committee
                                             member)





                                   August 13, 2001

                                  EXHIBIT INDEX

    Exhibit
      No.
                    Description
  ------------- ----------------------------------------------------------------
     10.01 Security Agreement dated December 11, 2000 between Deutsche Bank and the Company. (Incorporated by reference to exhibit 10.20 to the Company's Current Report on Form 8-K dated February 19, 2001, Registration No. 333-17305.)
     10.02 First Amendment to Security Agreement dated January 24, 2001 between Deutsche Bank and the Company.(Incorporated by reference to exhibit 10.21 to the Company's Current Report on Form 8-K dated February 19, 2001, Registration No. 333-17305.)
     10.03 Agreement dated as of June 5, 2001 among TKM GmbH, i.G., Diether Klingelnberg and the Company. (Incorporated by reference to exhibit 10.01 to the Company's Current Report on Form 8-K dated June 6, 2001, Registration No. 333-17305.)
     10.04 Notarial Deed (Incorporated by reference to exhibit 10.02 to the Company's Current Report on Form 8-K dated June 6, 2001, Registration No. 333-17305.)
     10.05 Supply Agreement dated June 5, 2001 among TKM GmbH, i.G., Diether Klingelnberg and the Company. (Incorporated by reference to exhibit 10.03 to the Company's Current Report on Form 8-K dated June 6, 2001, Registration No. 333-17305.)
     10.06 Loan and Security Agreement dated June 21, 2001 between and among Chilmark Fund II, L.P. and IKS Corporation and the Company.

                          LOAN AND SECURITY AGREEMENT


                                  by and among


                                 IKS CORPORATION

                                       and

                         INTERNATIONAL KNIFE & SAW, INC.

                                  as Borrowers,


                                       and


                             CHILMARK FUND II, L.P.

                                    as Lender



                            Dated as of June 21, 2001

                           LOAN AND SECURITY AGREEMENT


         THIS LOAN AND SECURITY AGREEMENT (this "Agreement"), is entered into as of June 21, 2001, between and among CHILMARK FUND II, L.P. (together with any successors and assigns, "Lender") and IKS Corporation, a Delaware corporation ("Parent") and International Knife & Saw, Inc., a Delaware corporation ("International Knife", and together with Parent, are referred to hereinafter each individually as a "Borrower" and individually and collectively, jointly and severally, as the "Borrowers").

         The parties agree as follows:

      1. DEFINITIONS AND CONSTRUCTION.

         1.1 Definitions. As used in this Agreement, the following terms shall have the following definitions:

         "Account Debtor" means any Person who is or who may become obligated under, with respect to, or on account of, an Account, chattel paper, or a General Intangible.

         "Accounts" means all of Borrowers' now owned or hereafter acquired right, title, and interest with respect to "accounts" (as that term is defined in the Code), and any and all supporting obligations in respect thereof.

         "Additional Documents" has the meaning set forth in Section 4.4.

         "Administrative Borrower" has the meaning set forth in Section 16.10.

         "Advances" has the meaning set forth in Section 2.1.

         "Affiliate" means, as applied to any Person, any other Person who, directly or indirectly, controls, is controlled by, or is under common control with, such Person; provided, however, that for the purposes of this Agreement, Dieter Klingelnberg and Thomas Meyer shall each be deemed to be an "Affiliate" of each Borrower. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct the management and policies of a Person, whether through the ownership of Stock, by contract, or otherwise; provided, however, that, in any event: (a) any Person which owns directly or indirectly 10% or more of the securities having ordinary voting power for the election of directors or other members of the governing body of a Person or 10% or more of the partnership or other ownership interests of a Person (other than as a limited partner of such Person) shall be deemed to control such Person; (b) each director (or comparable manager) of a Person shall be deemed to be an Affiliate of such Person; and (c) each partnership or joint venture in which a Person is a partner or joint venturer shall be deemed to be an Affiliate of such Person.

         "Agreement" has the meaning set forth in the preamble hereto.

         "Assignee" has the meaning set forth in Section 14.1(a).

         "Authorized   Person"   means  any   officer  or  other   employee   of
Administrative Borrower.

         "Availability" means, as of any date of determination, if such date is a Business Day, and determined at the close of business on the immediately preceding Business Day, if such date of determination is not a Business Day, the amount that Borrowers are entitled to borrow as Advances under Section 2.1 (after giving effect to all then outstanding Obligations and all sublimits and reserves applicable hereunder).

         "Bankruptcy Code" means the United States Bankruptcy Code, as in effect from time to time.

         "Base Rate" means, the rate of interest announced within The Chase Manhattan Bank at its principal office in New York City as its "prime rate", with the understanding that the "prime rate" is one of The Chase Manhattan Bank's base rates (not necessarily the lowest of such rates) and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto and is evidenced by the recording thereof after its announcement in such internal publication or publications as The Chase Manhattan Bank may designate.

         "Base Rate Loan" means each portion of an Advance that bears interest at a rate determined by reference to the Base Rate.

         "Base Rate Margin" means 1.00 percentage points.

         "Benefit Plan" means a "defined benefit plan" (as defined in Section 3(35) of ERISA) for which any Borrower or any Subsidiary or ERISA Affiliate of any Borrower has been an "employer" (as defined in Section 3(5) of ERISA) within the past six years.

         "Board of Directors" means the board of directors (or comparable managers) of Parent or any committee thereof duly authorized to act on behalf thereof.

         "Books" means all of each Borrower's now owned or hereafter acquired books and records (including all of its Records indicating, summarizing, or evidencing its assets (including the Collateral) or liabilities, all of its Records relating to its business operations or financial condition, and all of its goods or General Intangibles related to such information).

         "Borrower" and "Borrowers" have the respective meanings set forth in the preamble to this Agreement.

         "Borrowing" means a borrowing hereunder of an Advance.

         "Borrowing Base" has the meaning set forth in Section 2.1.

         "Borrowing Base Certificate" means a certificate in the form of Exhibit B-1.

         "Business Day" means any day that is not a Saturday, Sunday, or other day on which national banks are authorized or required to close.

         "Capital Expenditures" means all expenditures for the acquisition or leasing (pursuant to a Capital Lease) of fixed or capital assets or additions to equipment (including replacements, capitalized repairs and improvements) which should be capitalized under GAAP

         "Capital Lease" means a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

         "Capitalized Lease Obligation" means any Indebtedness represented by obligations under a Capital Lease.

         "Cash Equivalents" means (a) marketable direct obligations issued or unconditionally guaranteed by the United States or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within 1 year from the date of acquisition thereof, (b) marketable direct obligations issued by any state of the United States or any political subdivision of any such state or any public instrumentality thereof maturing within 1 year from the date of acquisition thereof and, at the time of acquisition, having the highest rating obtainable from either S&P or Moody's,
(c) commercial paper maturing no more than 1 year from the date of acquisition thereof and, at the time of acquisition, having a rating of A-1 or P-1, or better, from S&P or Moody's, and (d) certificates of deposit or bankers' acceptances maturing within 1 year from the date of acquisition thereof either
(i) issued by any bank organized under the laws of the United States or any state thereof which bank has a rating of A or A2, or better, from S&P or Moody's, or (ii) certificates of deposit less than or equal to $100,000 in the aggregate issued by any other bank insured by the Federal Deposit Insurance Corporation.

         "Cash Management Account" has the meaning set forth in Section 2.6(a).

         "Cash Management Agreements" means those certain cash management service agreements and/or lockbox operating procedural agreements, in form and substance satisfactory to Lender, each of which is among Administrative Borrower, Lender, and one of the Cash Management Banks.

         "Cash Management Bank" has the meaning set forth in Section 2.6(a).

         "Change of Control" means (a) any "person" or "group" (within the meaning of Sections 13(d) and 14(d) of the Exchange Act), other than Permitted Holders, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 10%, or more, of the Stock of Parent having the right to vote for the election of members of the Board of Directors, or (b) a majority of the members of the Board of Directors do not constitute Continuing Directors, or (c) any Borrower ceases to directly own and control 100% of the outstanding capital Stock of each of its Subsidiaries extant as of the Closing Date, or (d) any Permitted Holder shall change the percentage of shares in Parent that it owns on the Closing Date.

         "Closing Date" means the date of the making of the initial Advance (or other extension of credit) hereunder or the date on which Lender sends Borrower a written notice that each of the conditions precedent set forth in Section 3.1 either have been satisfied or have been waived.

         "Closing Date Business Plan" means the set of Projections of Borrowers for the 1 year period following the Closing Date, on a month by month basis), in form and substance (including as to scope and underlying assumptions) satisfactory to Lender.

         "Code" means the New York Uniform Commercial Code, as in effect from time to time.

         "Collateral" means all of each Borrower's now owned or hereafter acquired right, title, and interest in and to each of the following:

              (a) Accounts,

              (b) Books,

              (c) Equipment,

              (d) General Intangibles,

              (e) Inventory,

              (f) Investment Property,

              (g) Negotiable Collateral,

              (h) Documents,

              (i) Deposit Accounts,

              (j) money or other assets of each such Borrower that now or hereafter come into the possession, custody, or control of Lender,

              (k) to the extent not covered, or not specifically excluded, by clauses (a) through (j) above, all of such Borrower's other personal property,

              (l) Real Property Collateral, and

              (m) the proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing, and any and all Accounts, Books, Equipment, General Intangibles, Inventory, Investment Property, Negotiable Collateral, Real Property, money, deposit accounts, or other tangible or intangible property resulting from the sale, exchange, collection, or other disposition of any of the foregoing, or any portion thereof or interest therein, and the proceeds thereof.

         "Collateral Access Agreement" means a landlord waiver, bailee letter, or acknowledgement agreement of any lessor, warehouseman, processor, consignee, or other Person in possession of, having a Lien upon, or having rights or interests in the Equipment or Inventory, in each case, in form and substance satisfactory to Lender.

         "Collections" means all cash, checks, notes, instruments, and other items of payment (including insurance proceeds, proceeds of cash sales, rental proceeds, and tax refunds) of Borrowers, but excludes Advances made pursuant to this Agreement.

         "Compliance Certificate" means a certificate substantially in the form of Exhibit C-1 delivered by the chief financial officer of Parent to Lender.

         "Continuing Director" means (a) any member of the Board of Directors who was a director (or comparable manager) of Parent on the Closing Date, and
(b) any individual who becomes a member of the Board of Directors after the Closing Date if such individual was appointed or nominated for election to the Board of Directors by a majority of the Continuing Directors, but excluding any such individual originally proposed for election in opposition to the Board of Directors in office at the Closing Date in an actual or threatened election contest relating to the election of the directors (or comparable managers) of Parent (as such terms are used in Rule 14a-11 under the Exchange Act) and whose initial assumption of office resulted from such contest or the settlement thereof.

         "Control Agreement" means a control agreement, in form and substance satisfactory to Lender, executed and delivered by the applicable Borrower, Lender, and the applicable securities intermediary with respect to a Securities Account or a bank with respect to a deposit account.

         "Daily Balance" means, with respect to each day during the term of this Agreement, the amount of an Obligation owed at the end of such day.

         "DDA" means any checking or other demand deposit account maintained by any Borrower.

         "Default" means an event, condition, or default that, with the giving of notice, the passage of time, or both, would be an Event of Default.

         "Deposit Account" means the Borrowers' now owned or hereafter acquired right, title and interest with respect to "deposit accounts" (as that term is defined in the Code).

         "Designated Account" means account number 999-77224 of Administrative Borrower maintained with the Designated Account Bank, or such other deposit account of Administrative Borrower (located within the United States) that has been designated as such, in writing, by Administrative Borrower to Lender.

         "Designated Account Bank" means Fifth Third, Northern Kentucky, whose ABA number is 042000314.

         "Dilution" means, as of any date of determination, a percentage, based upon the experience of the immediately prior 90 days, that is the result of dividing the Dollar amount of (a) bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items with respect to the Accounts during such period, by (b) Borrowers' Collections with respect to Accounts during such period (excluding extraordinary items) plus the Dollar amount of clause (a).

         "Dilution Reserve" means, as of any date of determination, an amount sufficient to reduce the advance rate against Eligible Accounts by one percentage point for each percentage point by which Dilution is in excess of 5%.

         "Disbursement Letter" means an instructional letter executed and delivered by Administrative Borrower to Lender regarding the extensions of credit to be made on the Closing Date, the form and substance of which is satisfactory to Lender.

         "Documents" means all of Borrowers' now owned or hereafter acquired right, title and interest with respect to "documents" (as that term is defined in the Code).

         "Dollars" or "$" means United States dollars.

         "Eligible Accounts" means those Accounts created by International Knife in the ordinary course of its business, that arise out of its sale of goods or rendition of services, that comply with each of the representations and warranties respecting Eligible Accounts made by Borrowers under the Loan Documents, and that are not excluded as ineligible by virtue of one or more of the criteria set forth below; provided, however, that such criteria may be fixed and revised from time to time by Lender in Lender's Permitted Discretion to address the results of any audit performed by Lender from time to time after the Closing Date. In determining the amount to be included, Eligible Accounts shall be calculated net of customer deposits and unapplied cash remitted to International Knife. Eligible Accounts shall not include the following:

              (a) Accounts that the Account Debtor has failed to pay within 60 days (which may be changed to 90 days in the sole discretion of Lender upon request of Borrowers) of original invoice date or Accounts with selling terms of more than 30 days,

              (b) Accounts owed by an Account Debtor (or its Affiliates) where 50% or more of all Accounts owed by that Account Debtor (or its Affiliates) are deemed ineligible under clause (a) above,

              (c) Accounts with respect to which the Account Debtor is an employee, Affiliate, or lender of any Borrower,

              (d) Accounts arising in a transaction wherein goods are placed on consignment or are sold pursuant to a guaranteed sale, a sale or return, a sale on approval, a bill and hold, or any other terms by reason of which the payment by the Account Debtor may be conditional,

              (e) Accounts that are not payable in Dollars,

              (f) Accounts with respect to which the Account Debtor either (i) does not maintain its chief executive office in the United States, or (ii) is not organized under the laws of the United States or any state thereof, or (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof, unless
(y) the Account is supported by an irrevocable letter of credit satisfactory to Lender (as to form, substance, and issuer or domestic confirming bank) that has been delivered to Lender and is directly drawable by Lender, or (z) the Account is covered by credit insurance in form, substance, and amount, and by an insurer, satisfactory to Lender,

              (g) Accounts  with  respect to which the Account  Debtor is either
(i) the United States or any department, agency, or instrumentality of the United States (exclusive, however, of Accounts with respect to which International Knife has complied, to the reasonable satisfaction of Lender, with the Assignment of Claims Act, 31 USC Section 3727), or (ii) any state of the United States (exclusive, however, of (y) Accounts owed by any state that does not have a statutory counterpart to the Assignment of Claims Act or (z) Accounts owed by any state that does have a statutory counterpart to the Assignment of Claims Act as to which International Knife has complied to Lender's satisfaction),

              (h) Accounts with respect to which the Account Debtor is a creditor of any Borrower, has or has asserted a right of setoff, has disputed its liability, or has made any claim with respect to its obligation to pay the Account, to the extent of such claim, right of setoff, or dispute,

              (i) Accounts with respect to an Account Debtor whose total obligations owing to International Knife exceed 10% of all Eligible Accounts, to the extent of the obligations owing by such Account Debtor in excess of such percentage,

              (j) Accounts with respect to which the Account Debtor is subject to an Insolvency Proceeding, is not Solvent, has gone out of business, or as to which a Borrower has received notice of an imminent Insolvency Proceeding or a material impairment of the financial condition of such Account Debtor,

              (k) Accounts with respect to which the Account Debtor is located in the states of New Jersey, Minnesota, or West Virginia (or any other state that requires a creditor to file a business activity report or similar document in order to bring suit or otherwise enforce its remedies against such Account Debtor in the courts or through any judicial process of such state), unless International Knife has qualified to do business in New Jersey, Minnesota, West Virginia, or such other states, or has filed a business activities report with the applicable division of taxation, the department of revenue, or with such other state offices, as appropriate, for the then-current year, or is exempt from such filing requirement,

              (l) Accounts, the collection of which, Lender, in its Permitted Discretion, believes to be doubtful by reason of the Account Debtor's financial condition,

              (m) Accounts that are not subject to a valid and perfected first priority Lender's Lien,

              (n) Accounts with respect to which (i) the goods giving rise to such Account have not been shipped and billed to the Account Debtor, or (ii) the services giving rise to such Account have not been performed and billed to the Account Debtor, or

              (o) Accounts that represent the right to receive progress payments or other advance billings that are due prior to the completion of performance by International Knife of the subject contract for goods or services.

         "Environmental Actions" means any complaint, summons, citation, notice, directive, order, claim, litigation, investigation, judicial or administrative proceeding, judgment, letter, or other communication from any Governmental
Authority, or any third party involving violations of Environmental Laws or releases of Hazardous Materials from (a) any assets, properties, or businesses of any Borrower or any predecessor in interest, (b) from adjoining properties or businesses, or (c) from or onto any facilities which received Hazardous Materials generated by any Borrower or any predecessor in interest.

         "Environmental Law" means any applicable federal, state, provincial, foreign or local statute, law, rule, regulation, ordinance, code, binding and enforceable guideline, binding and enforceable written policy or rule of common law now or hereafter in effect and in each case as amended, or any judicial or administrative interpretation thereof, including any judicial or administrative order, consent decree or judgment, to the extent binding on Borrowers, relating to the environment, employee health and safety, or Hazardous Materials, including CERCLA; RCRA; the Federal Water Pollution Control Act, 33 USC Section 1251 et seq; the Toxic Substances Control Act, 15 USC, Section 2601 et seq; the Clean Air Act, 42 USC Section 7401 et seq.; the Safe Drinking Water Act, 42 USC.
Section 3803 et seq.; the Oil Pollution Act of 1990, 33 USC. Section 2701 et seq.; the Emergency Planning and the Community Right-to-Know Act of 1986, 42 USC. Section 11001 et seq.; the Hazardous Material Transportation Act, 49 USC
Section  1801 et seq.;  and the  Occupational  Safety  and Health  Act,  29 USC.
Section  651 et seq.  (to the  extent  it  regulates  occupational  exposure  to
Hazardous Materials); any state and local or foreign counterparts or equivalents, in each case as amended from time to time.

         "Environmental Liabilities and Costs" means all liabilities, monetary obligations, Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs and expenses (including all reasonable fees, disbursements and expenses of counsel, experts, or consultants and costs of investigation and feasibility studies), fines, penalties, sanctions, and interest incurred as a result of any claim or demand by any Governmental Authority or any third party, and which relate to any Environmental Action.

         "Environmental Lien" means any Lien in favor of any Governmental Authority for Environmental Liabilities and Costs.

         "Equipment" means all of Borrowers' now owned or hereafter acquired right, title, and interest with respect to equipment, machinery, machine tools, motors, furniture, furnishings, vehicles (including motor vehicles), tools, parts, goods (other than consumer goods, farm products or Inventory), wherever located and whether or not affixed to any Real Property, including all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and any successor statute thereto.

         "ERISA Affiliate" means (a) any Person subject to ERISA whose employees are treated as employed by the same employer as the employees of a Borrower under IRC Section 414(b), (b) any trade or business subject to ERISA whose employees are treated as employed by the same employer as the employees of a Borrower under IRC Section 414(c), (c) solely for purposes of Section 302 of ERISA and Section 412 of the IRC, any organization subject to ERISA that is a member of an affiliated service group of which a Borrower is a member under IRC
Section 414(m), or (d) solely for purposes of Section 302 of ERISA and Section 412 of the IRC, any Person subject to ERISA that is a party to an arrangement with a Borrower and whose employees are aggregated with the employees of a Borrower under IRC Section 414(o).

         "Event of Default" has the meaning set forth in Section 8.

         "Excess Availability" means the amount, as of the date any determination thereof is to be made, equal to Availability minus the aggregate amount, if any, of all trade payables of Borrowers aged in excess of their historical levels with respect thereto and all book overdrafts in excess of their historical practices with respect thereto, in each case as determined by Lender in its Permitted Discretion.

         "Exchange Act" means the Securities Exchange Act of 1934, as in effect from time to time.

         "FEIN" means Federal Employer Identification Number.

         "Funding Date" means the date on which a Borrowing occurs.

         "GAAP" means generally accepted accounting principles as in effect from time to time in the United States, consistently applied.

         "General Intangibles" means all of Borrowers' now owned or hereafter acquired right, title, and interest with respect to general intangibles (including payment intangibles, contract rights, rights to payment, rights arising under common law, statutes, or regulations, choses or things in action, goodwill, patents, trade names, trademarks, servicemarks, copyrights, blueprints, drawings, purchase orders, customer lists, monies due or recoverable from pension funds, route lists, rights to payment and other rights under any royalty or licensing agreements, infringement claims, computer programs, information contained on computer disks or tapes, software, literature, reports, catalogs, money, deposit accounts, insurance premium rebates, tax refunds, and tax refund claims), and any and all supporting obligations in respect thereof, and any other personal property other than goods, Accounts, Investment Property, and Negotiable Collateral.

         "Governing   Documents"  means,   with  respect  to  any  Person,   the
certificate or articles of incorporation, by-laws, or other organizational documents of such Person.

         "Governmental Authority" means any federal, state, local, or other governmental or administrative body, instrumentality, department, or agency or any court, tribunal, administrative hearing body, arbitration panel, commission, or other similar dispute-resolving panel or body.

         "Guarantor" means IKS Canadian.

         "Guaranty" means that certain general continuing  guaranty executed and
delivered  by  the  Guarantor  in  favor  of  Lender,   in  form  and  substance
satisfactory to Lender.

         "Hazardous Materials" means (a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable laws or regulations as "hazardous substances," "hazardous materials," "hazardous wastes," "toxic substances," or any other formulation intended to define, list, or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity, or "EP toxicity", (b) oil, petroleum, or petroleum derived substances, natural gas, natural gas liquids, synthetic gas, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal resources, (c) any flammable substances or explosives or any radioactive materials, and (d) asbestos in any form or electrical equipment that contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of 50 parts per million.

         "IKS Canadian" means IKS Canadian Knife & Saw Ltd., a Canadian corporation.

         "Indebtedness" means (a) all obligations of a Borrower for borrowed money, (b) all obligations of a Borrower evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations of a Borrower in respect of letters of credit, bankers acceptances, interest rate swaps, or other financial products, (c) all obligations of a Borrower under Capital Leases, (d) all obligations or liabilities of others secured by a Lien on any asset of a Borrower, irrespective of whether such obligation or liability is assumed, (e) all obligations of a Borrower for the deferred purchase price of assets (other than trade debt incurred in the ordinary course of a Borrower's business and repayable in accordance with customary trade practices), and (f) any obligation of a Borrower guaranteeing or intended to guarantee (whether directly or indirectly guaranteed, endorsed, co-made, discounted, or sold with recourse to a Borrower) any obligation of any other Person.

         "Indemnified Liabilities" has the meaning set forth in Section 11.3.

         "Indemnified Person" has the meaning set forth in Section 11.3.

         "Insolvency Proceeding" means any proceeding commenced by or against any Person under any provision of the Bankruptcy Code or under any other state or federal bankruptcy or insolvency law, assignments for the benefit of creditors, formal or informal moratoria, compositions, extensions generally with creditors, or proceedings seeking reorganization, arrangement, or other similar relief.

         "International Knife" has the meaning set forth in the preamble to this Agreement.

         "Inventory" means all Borrowers' now owned or hereafter acquired right, title, and interest with respect to inventory, including goods held for sale or lease or to be furnished under a contract of service, goods that are leased by a Borrower as lessor, goods that are furnished by a Borrower under a contract of service, and raw materials, work in process, or materials used or consumed in a Borrower's business.

         "Investment" means, with respect to any Person, any investment by such Person in any other Person (including Affiliates) in the form of loans, guarantees, advances, or capital contributions (excluding (a) commission, travel, entertainment, relocation and similar advances to officers and employees of such Person made in the ordinary course of business, and (b) bona fide Accounts arising from the sale of goods or rendition of services in the ordinary course of business consistent with past practice), purchases or other acquisitions for consideration of Indebtedness or Stock, and any other items that are or would be classified as investments on a balance sheet prepared in accordance with GAAP.

         "Investment Property" means all of Borrowers' now owned or hereafter acquired right, title, and interest with respect to "investment property" as that term is defined in the Code, and any and all supporting obligations in respect thereof.

         "IRC" means the Internal Revenue Code of 1986, as in effect from time to time.

         "Lender" has the meaning set forth in the preamble to this Agreement.

         "Lender's Account" means an account at a bank designated by Lender from time to time as the account into which Borrowers shall make all payments to Lender under this Agreement and the other Loan Documents; unless and until Lender notifies Administrative Borrower, Lender's Account shall be that certain deposit account bearing account number 8188800566 and maintained by Lender with Bank of America, ABA #071000039.

         "Lender's Liens" means the Liens granted by Borrowers to Lender under this Agreement or the other Loan Documents.

         "Lender Expenses" means all (a) costs or expenses (including taxes, and insurance premiums) required to be paid by a Borrower under any of the Loan Documents that are paid or incurred by Lender, (b) fees or charges paid or incurred by Lender in connection with Lender's transactions with Borrowers, including, fees or charges for photocopying, notarization, couriers and messengers, telecommunication, public record searches (including tax lien, litigation, and UCC searches and including searches with the patent and trademark office, the copyright office, or the department of motor vehicles), filing, recording, publication, appraisal (including periodic Collateral appraisals or business valuations to the extent of the fees and charges (and up to the amount of any limitation) contained in this Agreement, real estate surveys, real estate title policies and endorsements, and environmental audits,
(c) costs and expenses incurred by Lender in the disbursement of funds to or for the account of Borrowers (by wire transfer or otherwise), (d) charges paid or incurred by Lender resulting from the dishonor of checks, (e) reasonable costs and expenses paid or incurred by Lender to correct any default or enforce any provision of the Loan Documents, or in gaining possession of, maintaining, handling, preserving, storing, shipping, selling, preparing for sale, or advertising to sell the Collateral, or any portion thereof, irrespective of whether a sale is consummated, (f) audit fees and expenses of Lender related to audit examinations of the Books to the extent of the fees and charges (and up to the amount of any limitation) contained in this Agreement, (g) reasonable costs and expenses of third party claims or any other suit paid or incurred by Lender in enforcing or defending the Loan Documents or in connection with the transactions contemplated by the Loan Documents or Lender's relationship with any Borrower or any guarantor of the Obligations, (h) Lender's reasonable fees and expenses (including attorneys fees) incurred in advising, structuring, drafting, reviewing, administering, or amending the Loan Documents, and (i) Lender's reasonable fees and expenses (including attorneys fees) incurred in terminating, enforcing (including attorneys fees and expenses incurred in connection with a "workout," a "restructuring," or an Insolvency Proceeding concerning any Borrower or in exercising rights or remedies under the Loan Documents), or defending the Loan Documents, irrespective of whether suit is brought, or in taking any Remedial Action concerning the Collateral.

         "Lender-Related Person" means Lender, Lender's Affiliates, and the officers, directors, employees, and agents of Lender.

         "Lien" means any interest in an asset securing an obligation owed to, or a claim by, any Person other than the owner of the asset, whether such interest shall be based on the common law, statute, or contract, whether such interest shall be recorded or perfected, and whether such interest shall be contingent upon the occurrence of some future event or events or the existence of some future circumstance or circumstances, including the lien or security interest arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, security agreement, conditional sale or trust receipt, or from a lease, consignment, or bailment for security purposes and also including reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases, and other title exceptions and encumbrances affecting Real Property.

         "Loan Account" has the meaning set forth in Section 2.9.

         "Loan Documents" means this Agreement, the Cash Management Agreements, the Control Agreements, the Disbursement Letter, the Guaranty, the Mortgages, the Officers' Certificate, the Stock Pledge Agreement, the Trademark Security Agreement, any note or notes executed by a Borrower in connection with this Agreement and payable to Lender, and any other agreement entered into, now or in the future, by any Borrower and Lender in connection with this Agreement.

         "Material Adverse Change" means (a) a material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of Borrowers and the Guarantor taken as a whole, (b) a material impairment of a Borrower's or the Guarantor's ability to perform its obligations under the Loan Documents to which it is a party or of Lender's ability to enforce the Obligations or realize upon the Collateral, or
(c) a material impairment of the enforceability or priority of the Lender's Liens with respect to the Collateral as a result of an action or failure to act on the part of a Borrower.

         "Maturity Date" has the meaning set forth in Section 3.4.

         "Maximum Revolver Amount" means $5,000,000.

         "Mortgages" means, individually and collectively, one or more mortgages, deeds of trust, or deeds to secure debt, executed and delivered by a Borrower in favor of Lender, in form and substance satisfactory to Lender, that encumber the Real Property Collateral and the related improvements thereto.

         "Negotiable Collateral" means all of Borrowers' now owned and hereafter acquired right, title, and interest with respect to letters of credit, letter of credit rights, instruments, promissory notes, drafts, documents, and "chattel paper" (as that term is defined in the Code, including electronic chattel paper and tangible chattel paper), and any and all supporting obligations in respect thereof.

         "Obligations" means all loans, Advances, debts, principal, interest (including any interest that, but for the provisions of the Bankruptcy Code, would have accrued), premiums, liabilities (including all amounts charged to Borrowers' Loan Account pursuant hereto), obligations, fees (including the fees provided for in this Agreement), charges, costs, Lender Expenses (including any fees or expenses that, but for the provisions of the Bankruptcy Code, would have accrued), lease payments, guaranties, covenants, and duties of any kind and description owing by Borrowers to Lender pursuant to or evidenced by the Loan Documents and irrespective of whether for the payment of money, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, and including all interest not paid when due and all Lender Expenses that Borrowers are required to pay or reimburse by the Loan Documents, by law, or otherwise. Any reference in this Agreement or in the Loan Documents to the Obligations shall include all amendments, changes, extensions, modifications, renewals, replacements, substitutions, and supplements, thereto and thereof, as applicable, both prior and subsequent to any Insolvency Proceeding.

         "Officers' Certificate" means the representations and warranties of officers form submitted by Lender to Administrative Borrower, together with Borrowers' completed responses to the inquiries set forth therein, the form and substance of such responses to be satisfactory to Lender.

         "Overadvance" has the meaning set forth in Section 2.4.

         "Parent" has the meaning set forth in the preamble to this Agreement.

         "Participant" has the meaning set forth in Section 14.1(d).

         "Pay-Off Letter" means a letter, in form and substance satisfactory to Lender, from Prior Lender to Lender respecting the release of all of the Liens existing in favor of Prior Lender in and to the assets of Borrowers.

         "Permitted Discretion" means a determination made in good faith and in the exercise of reasonable (from the perspective of a secured lender) business judgment.

         "Permitted Dispositions" means (a) sales or other dispositions by Borrowers of Equipment that is substantially worn, damaged, or obsolete in the ordinary course of the applicable Borrower's business, (b) sales by International Knife of Inventory to buyers in the ordinary course of business,
(c) the use or transfer of money or Cash Equivalents by Borrowers in a manner that is not prohibited by the terms of this Agreement or the other Loan Documents, and (d) the licensing by Borrowers, on a non-exclusive basis, of patents, trademarks, copyrights, and other intellectual property rights in the ordinary course of the applicable Borrower's business.

         "Permitted Holder" means each of Citicorp Venture Capital Ltd. (and their co-investors), Haulux AG and Dualux AG.

         "Permitted  Investments"  means (a)  investments  in Cash  Equivalents,
(b) investments in negotiable instruments for collection, (c) advances made in connection with purchases of goods or services in the ordinary course of business, and (d) investments by any Borrower in any other Borrower.

         "Permitted Liens" means (a) Liens held by Lender, (b) Liens for unpaid taxes, assessments and other governmental charges that either (i) are not yet delinquent, or (ii) do not constitute an Event of Default hereunder and are the subject of Permitted Protests, (c) Liens set forth on Schedule P-1, (d) the interests of lessors under operating leases, (e) purchase money Liens or the interests of lessors under Capital Leases to the extent that such Liens or interests secure Permitted Purchase Money Indebtedness and so long as such Lien attaches only to the asset purchased or acquired and the proceeds thereof,
(f) Liens arising by operation of law in favor of warehousemen, landlords, carriers, mechanics, repairmen, materialmen, laborers, or suppliers, incurred in the ordinary course of Borrowers' business and not in connection with the borrowing of money, and which Liens either (i) are for sums not yet delinquent, or (ii) are the subject of Permitted Protests, (g) Liens arising from deposits made in connection with obtaining worker's compensation or other unemployment insurance, (h) Liens or deposits to secure performance of bids, tenders, or leases incurred in the ordinary course of Borrowers' business and not in connection with the borrowing of money, (i) Liens granted as security for surety or appeal bonds, payment and performance bonds and other similar bonds in connection with obtaining such bonds in the ordinary course of Borrowers' business, (j) Liens resulting from any judgment or award that is not an Event of Default hereunder, (k) Liens with respect to the Real Property Collateral that are exceptions to the commitments for title insurance issued in connection with the Mortgages, as accepted by Lender, and (l) with respect to any Real Property that is not part of the Real Property Collateral, easements, rights of way, and zoning restrictions that do not materially interfere with or impair the use or operation thereof by Borrowers.

         "Permitted Protest" means the right of the applicable Borrower to protest any Lien (other than any such Lien that secures the Obligations), taxes (other than payroll taxes or taxes that are the subject of a United States federal tax lien), or rental or lease payment, provided that (a) a reserve with respect to such obligation is established on the Books in such amount as is required under GAAP, (b) any such protest is instituted promptly and prosecuted diligently by the applicable Borrower in good faith, and (c) Lender is satisfied that, while any such protest is pending, there will be no impairment of the enforceability, validity, or priority of any of the Lender's Liens.

         "Permitted Purchase Money Indebtedness" means, as of any date of determination, Purchase Money Indebtedness incurred after the Closing Date in an aggregate amount outstanding at any one time not in excess of $100,000.

         "Person"  means  natural  persons,   corporations,   limited  liability
companies, limited partnerships, general partnerships, limited liability partnerships, joint ventures, trusts, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities, and governments and agencies and political subdivisions thereof.

         "Personal Property Collateral" means all Collateral other than Real Property.

         "Prior Lender" means Deutsche Bank.

         "Projections" means Parent's forecasted (a) balance sheets, (b) profit and loss statements, and (c) cash flow statements, all prepared on a consistent basis with Parent's historical financial statements, together with appropriate supporting details and a statement of underlying assumptions.

         "Purchase Money Indebtedness" means Indebtedness (other than the Obligations, but including Capitalized Lease Obligations), incurred at the time of, or within 20 days after, the acquisition of any fixed assets for the purpose of financing all or any part of the acquisition cost thereof.

         "Real Property" means any estates or interests in real property now owned or hereafter acquired by any Borrower and the improvements thereto.

         "Real Property Collateral" means the parcel or parcels of Real Property identified on Schedule R-1 and any Real Property hereafter acquired by a Borrower.

         "Record" means information that is inscribed on a tangible medium or which is stored in an electronic or other medium and is retrievable in perceivable form.

         "Remedial  Action"  means all  actions  taken to (a) clean up,  remove, remediate,  contain,  treat,  monitor,  assess,  evaluate, or in any way address
Hazardous Materials in the indoor or outdoor environment, (b) prevent or minimize a release or threatened release of Hazardous Materials so they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment, (c) perform any pre-remedial studies, investigations, or post-remedial operation and maintenance activities, or (d) conduct any other actions authorized by 42 USC Section 9601.

         "Required Availability" means Excess Availability and unrestricted cash and Cash Equivalents in an amount of not less than $2,000,000.

         "Revolver Usage" means, as of any date of determination, the then extant amount of outstanding Advances.

         "SEC" means the United States Securities and Exchange Commission and any successor thereto.

         "Securities Account" means a "securities account" as that term is defined in the Code.

         "Solvent" means, with respect to any Person on a particular date, that such Person is not insolvent (as such term is defined in the Uniform Fraudulent Transfer Act).

         "Stock" means all shares, options, warrants, interests, participations, or other equivalents (regardless of how designated) of or in a Person, whether voting or nonvoting, including common stock, preferred stock, or any other "equity security" (as such term is defined in Rule 3a11-1 of the General Rules and Regulations promulgated by the SEC under the Exchange Act).

         "Stock Pledge Agreement" means a stock pledge agreement, in form and substance satisfactory to Lender, executed and delivered by each Borrower that owns Stock of a Subsidiary of Parent.

         "Subsidiary" of a Person means a corporation, partnership, limited liability company, or other entity in which that Person directly or indirectly owns or controls the shares of Stock having ordinary voting power to elect a majority of the board of directors (or appoint other comparable managers) of such corporation, partnership, limited liability company, or other entity.

         "Supply Agreement" means the letter agreement, dated on or about as of June 5, 2001, between TKM GmbH and International Knife.

         "Taxes" has the meaning set forth in Section 16.5.

         "Trademark Security Agreement" means a trademark security agreement executed and delivered by International Knife and Lender, the form and substance of which is satisfactory to Lender.

         "Voidable Transfer" has the meaning set forth in Section 16.8.

         1.2 Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP. When used herein, the term "financial statements" shall include the notes and schedules thereto. Whenever the term "Borrower" is used in respect of a financial covenant or a related definition, it shall be understood to mean International Knife and its Subsidiaries on a consolidated basis unless the context clearly requires otherwise.

         1.3 Code. Any terms used in this Agreement that are defined in the Code shall be construed and defined as set forth in the Code unless otherwise defined herein.

         1.4 Construction. Unless the context of this Agreement or any other Loan Document clearly requires otherwise, references to the plural include the singular, references to the singular include the plural, the term "including" is not limiting, and the term "or" has, except where otherwise indicated, the inclusive meaning represented by the phrase "and/or." The words "hereof,"
"herein," "hereby," "hereunder," and similar terms in this Agreement or any other Loan Document refer to this Agreement or such other Loan Document, as the case may be, as a whole and not to any particular provision of this Agreement or such other Loan Document, as the case may be. Section, subsection, clause, schedule, and exhibit references herein are to this Agreement unless otherwise specified. Any reference in this Agreement or in the other Loan Documents to any agreement, instrument, or document shall include all alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, joinders, and supplements, thereto and thereof, as applicable (subject to any restrictions on such alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, joinders, and supplements set forth herein). Any reference herein to any Person shall be construed to include such Person's successors and assigns. Any requirement of a writing contained herein or in the other Loan Documents shall be satisfied by the transmission of a Record and any Record transmitted shall constitute a representation and warranty as to the accuracy and completeness of the information contained therein.

         1.5 Schedules and Exhibits. All of the schedules and exhibits attached to this Agreement shall be deemed incorporated herein by reference.

      2. LOAN AND TERMS OF PAYMENT.

         2.1 Revolver Advances.

             (a) Subject to the terms and conditions of this Agreement, and during the term of this Agreement, Lender agrees to make advances ("Advances") to Borrowers in an amount at any one time outstanding not to exceed an amount equal to the lesser of (i) the Maximum Revolver Amount, or (ii) the Borrowing Base. For purposes of this Agreement, "Borrowing Base," as of any date of determination, shall mean the result of:

                  (x) the lesser of

                      (i) 85% of the  amount  of  Eligible  Accounts,  less  the amount, if any, of the Dilution Reserve, and

                      (ii) an amount equal to Borrowers' Collections with respect to Accounts for the immediately preceding 60 day period, minus

                   (y) the aggregate amount of reserves,  if any, established by
              Lender under Section 2.1(b).

              (b) Anything to the contrary in this Section 2.1 notwithstanding, Lender shall have the right to establish reserves in such amounts, and with respect to such matters, as Lender in its Permitted Discretion shall deem necessary or appropriate, against the Borrowing Base, including reserves with respect to (i) sums that Borrowers are required to pay (such as taxes, assessments, insurance premiums, or, in the case of leased assets, rents or other amounts payable under such leases) and has failed to pay under any Section of this Agreement or any other Loan Document, and (ii) amounts owing by Borrowers to any Person to the extent secured by a Lien on, or trust over, any of the Collateral (other than any existing Permitted Lien set forth on Schedule P-1 which is specifically identified thereon as entitled to have priority over the Lender's Liens), which Lien or trust, in the Permitted Discretion of Lender likely would have a priority superior to the Lender's Liens (such as Liens or trusts in favor of landlords, warehousemen, carriers, mechanics, materialmen, laborers, or suppliers, or Liens or trusts for ad valorem, excise, sales, or other taxes where given priority under applicable law) in and to such item of the Collateral.

              (c) Lender shall have no obligation to make additional Advances hereunder to the extent such additional Advances would cause the Revolver Usage to exceed the Maximum Revolver Amount.

              (d) Amounts borrowed pursuant to this Section may be repaid and, subject to the terms and conditions of this Agreement, reborrowed at any time during the term of this Agreement.

         2.2  Borrowing Procedures and Settlements.

              (a) Procedure for Borrowing. Each Borrowing shall be made by a written request by an Authorized Person delivered to Lender (which notice must be received by Lender no later than 10:00 a.m. (Chicago, Illinois time) one Business Day prior to the requested Funding Date) specifying (i) the amount of such Borrowing (which shall be in a minimum amount of $200,000) and (ii) the requested Funding Date, which shall be a Business Day. At Lender's election, in lieu of delivering the above-described request in writing, any Authorized Person may give Lender telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing within 24 hours of the giving of such notice.

             (b) Making of Advances. If Lender has received a timely request for a Borrowing in accordance with the provisions hereof, and subject to the satisfaction of the applicable terms and conditions set forth herein, Lender shall make the proceeds of such Advance available to Borrowers on the applicable Funding Date by transferring available funds equal to such proceeds to Administrative Borrower's Designated Account.

         2.3  Payments.

              (a) Payments by Borrowers. Except as otherwise expressly provided herein, all payments by Borrowers shall be made to Lender's Account and shall be made in immediately available funds, no later than 11:00 a.m. (Chicago, Illinois time) on the dates specified herein if such date is a Business Day, or the next Business Day if such date is not a Business Day. Any payment received by Lender later than 11:00 a.m. (Chicago, Illinois time), shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue until such following Business Day.

              (b) Application, and Reversal of Payments.

              (i) All payments shall be remitted to Lender and all such payments (other than payments received while no Default or Event of Default has occurred and is continuing and which relate to the payment of principal or interest of specific Obligations or which relate to the payment of specific fees), and all proceeds of Accounts or other Collateral received by Lender, shall be applied as follows:

                        A. first,  to pay any Lender Expenses then due to Lender
              under the Loan Documents, until paid in full,

                        B. second,  to pay any fees then due to Lender under the
              Loan Documents until paid in full,

                        C. third, ratably to pay interest due in respect of Advances until paid in full,

                        D. fourth,  to pay the  principal of all Advances  until
              paid in full,

                        E. fifth, to pay any other Obligations until paid in full, and

                        F. sixth,  to Borrowers  (to be wired to the  Designated
              Account) or such other Person entitled thereto under applicable law.

              (ii) In each instance, so long as no Default or Event of Default has occurred and is continuing, Section 2.3(b)(i) shall not be deemed to apply to any payment by Borrowers specified by Borrowers to be for the payment of specific Obligations then due and payable (or prepayable) under any provision of this Agreement.

              (iii) For purposes of the foregoing, "paid in full" means payment of all amounts owing under the Loan Documents according to the terms thereof, including loan fees, service fees, professional fees, interest (and specifically including interest accrued after the commencement of any Insolvency Proceeding), default interest, interest on interest, and expense reimbursements, whether or not the same would be or is allowed or disallowed in whole or in part in any Insolvency Proceeding.

              (iv) In the event of a direct conflict between the priority provisions of this Section 2.3 and other provisions contained in any other Loan Document, it is the intention of the parties hereto that such priority provisions in such documents shall be read together and construed, to the fullest extent possible, to be in concert with each other. In the event of any actual, irreconcilable conflict that cannot be resolved as aforesaid, the terms and provisions of this Section 2.3 shall control and govern.

         2.4 Overadvances. If, at any time or for any reason, the amount of Obligations owed by Borrowers to Lender pursuant to Section 2.1 is greater than either the Dollar or percentage limitations set forth in Section 2.1 (an "Overadvance"), Borrowers immediately shall pay to Lender, in cash, the amount of such excess, which amount shall be used by Lender to reduce the Obligations in accordance with the priorities set forth in Section 2.3(b). In addition, Borrowers hereby promise to pay the Obligations (including principal, interest, fees, costs, and expenses) in Dollars in full to Lender as and when due and payable under the terms of this Agreement and the other Loan Documents.

         2.5  Interest Rates, Payments, and Calculations.

              (a) Interest Rates. Except as provided in clause (b) below, all Obligations that have been charged to the Loan Account pursuant to the terms hereof shall bear interest on the Daily Balance thereof at a per annum rate equal to the Base Rate plus the Base Rate Margin. The foregoing notwithstanding, at no time shall any portion of the Obligations bear interest on the Daily Balance thereof at a per annum rate less than 7.75%. To the extent that interest accrued hereunder at the rate set forth herein would be less than the foregoing minimum daily rate, the interest rate chargeable hereunder for such day automatically shall be deemed increased to such minimum rate.

              (b) Default Rate. Upon the occurrence and during the continuation of an Event of Default, all Obligations that have been charged to the Loan Account pursuant to the terms hereof shall bear interest on the Daily Balance thereof at a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable hereunder.

              (c) Payment. Interest and all other fees payable hereunder shall be due and payable, in arrears, on the first day of each month at any time that Obligations or obligation to extend credit hereunder are outstanding. Borrowers hereby authorize Lender, from time to time, without prior notice to Borrowers, to charge such interest and fees, all Lender Expenses (as and when incurred), and all other payments as and when due and payable under any Loan Document to Borrowers' Loan Account, which amounts thereafter constitute Advances hereunder and shall accrue interest at the rate then applicable to Advances hereunder. Any interest not paid when due shall be compounded by being charged to Borrowers' Loan Account and shall thereafter constitute Advances hereunder and shall accrue interest at the rate then applicable to Advances.

              (d) Computation. All interest and fees chargeable under the Loan Documents shall be computed on the basis of a 360 day year for the actual number of days elapsed. In the event the Base Rate is changed from time to time hereafter, the rates of interest hereunder based upon the Base Rate automatically and immediately shall be increased or decreased by an amount equal to such change in the Base Rate.

              (e) Intent to Limit Charges to Maximum Lawful Rate. In no event shall the interest rate or rates payable under this Agreement, plus any other amounts paid in connection herewith, exceed the highest rate permissible under any law that a court of competent jurisdiction shall, in a final determination, deem applicable. Borrowers and Lender, in executing and delivering this Agreement, intend legally to agree upon the rate or rates of interest and manner of payment stated within it; provided, however, that, anything contained herein to the contrary notwithstanding, if said rate or rates of interest or manner of payment exceeds the maximum allowable under applicable law, then, ipso facto, as of the date of this Agreement, Borrowers are and shall be liable only for the payment of such maximum as allowed by law, and payment received from Borrowers in excess of such legal maximum, whenever received, shall be applied to reduce the principal balance of the Obligations to the extent of such excess.

         2.6  Cash Management.

              (a) Upon the request of Lender, Borrowers shall (i) establish and maintain cash management services of a type and on terms satisfactory to Lender at one or more of the banks set forth on Schedule 2.6(a) (each a "Cash Management Bank"), and shall request in writing and otherwise take such reasonable steps to ensure that all of its Account Debtors forward payment of the amounts owed by them directly to such Cash Management Bank, and (ii) deposit or cause to be deposited promptly, and in any event no later than the first Business Day after the date of receipt thereof, all Collections (including those sent directly by Account Debtors to a Cash Management Bank) into a bank account in Lender's name (a "Cash Management Account") at one of the Cash Management Banks.

              (b) Each Cash Management Bank shall establish and maintain Cash Management Agreements with Lender and Borrowers, in form and substance acceptable to Lender. Each such Cash Management Agreement shall provide, among other things, that (i) all items of payment deposited in such Cash Management Account and proceeds thereof are held by such Cash Management Bank Lender or bailee-in-possession for Lender, (ii) the Cash Management Bank has no rights of setoff or recoupment or any other claim against the applicable Cash Management Account, other than for payment of its service fees and other charges directly related to the administration of such Cash Management Account and for returned checks or other items of payment, and (iii) it immediately will forward by daily sweep all amounts in the applicable Cash Management Account to the Lender's Account.

              (c) So long as no Default or Event of Default has occurred and is continuing, Administrative Borrower may amend Schedule 2.6(a) to add or replace a Cash Management Account Bank or Cash Management Account; provided, however, that (i) such prospective Cash Management Bank shall be satisfactory to Lender and Lender shall have consented in writing in advance to the opening of such Cash Management Account with the prospective Cash Management Bank, and (ii) prior to the time of the opening of such Cash Management Account, Borrowers and such prospective Cash Management Bank shall have executed and delivered to Lender a Cash Management Agreement. Borrowers shall close any of their Cash
Management Accounts (and establish replacement cash management accounts in accordance with the foregoing sentence) promptly and in any event within 30 days of notice from Lender that the creditworthiness of any Cash Management Bank is no longer acceptable in Lender's Permitted Discretion, or as promptly as practicable and in any event within 60 days of notice from Lender that the operating performance, funds transfer, or availability procedures or performance of the Cash Management Bank with respect to Cash Management Accounts or Lender's liability under any Cash Management Agreement with such Cash Management Bank is no longer acceptable in Lender's reasonable judgment.

              (d) The Cash Management Accounts shall be cash collateral accounts, with all cash, checks and similar items of payment in such accounts securing payment of the Obligations, and in which Borrowers are hereby deemed to have granted a Lien to Lender.

              2.7 Crediting Payments; Float Charge. The receipt of any payment item by Lender (whether from transfers to Lender by the Cash Management Banks pursuant to the Cash Management Agreements or otherwise) shall not be considered a payment on account unless such payment item is a wire transfer of immediately available federal funds made to the Lender's Account or unless and until such payment item is honored when presented for payment. Should any payment item not be honored when presented for payment, then Borrowers shall be deemed not to have made such payment and interest shall be calculated accordingly. Anything to the contrary contained herein notwithstanding, any payment item shall be deemed received by Lender only if it is received into the Lender's Account on a Business Day on or before 11:00 a.m. (Chicago, Illinois time). If any payment item is received into the Lender's Account on a non-Business Day or after 11:00 a.m. (Chicago, Illinois time) on a Business Day, it shall be deemed to have been received by Lender as of the opening of business on the immediately following Business Day. From and after the Closing Date, Lender shall be entitled to charge Borrowers for 3 Business Days of 'clearance' or 'float' at the rate applicable to Advances under Section 2.5 on all Collections that are received by Borrowers (regardless of whether forwarded by the Cash

Management Banks to Lender). This across-the-board 3 Business Day clearance or float charge on all Collections is acknowledged by the parties to constitute an integral aspect of the pricing of the financing of Borrowers and shall apply irrespective of whether or not there are any outstanding monetary Obligations; the effect of such clearance or float charge being the equivalent of charging 3 Business Days of interest on such Collections.

         2.8 Designated Account. Lender is authorized to make the Advances under this Agreement based upon telephonic or other instructions received from anyone purporting to be an Authorized Person, or without instructions if pursuant to
Section 2.5(c). Administrative Borrower agrees to establish and maintain the Designated Account with the Designated Account Bank for the purpose of receiving the proceeds of the Advances requested by Borrowers and made by Lender hereunder. Unless otherwise agreed by Lender and Administrative Borrower in writing, any Advance requested by Borrowers and made by Lender hereunder shall be made to the Designated Account.

         2.9 Maintenance of Loan Account; Statements of Obligations. Lender shall maintain an account on its books in the name of Borrowers (the "Loan Account") on which Borrowers will be charged all Advances made by Lender to Borrowers or for Borrowers' account, and with all other payment Obligations hereunder or under the other Loan Documents, including, accrued interest, fees and expenses, and Lender Expenses. In accordance with Section 2.7, the Loan Account will be credited with all payments received by Lender from Borrowers or for Borrowers' account, including all amounts received in the Lender's Account from any Cash Management Bank. Lender shall render statements regarding the Loan Account to Administrative Borrower, including principal, interest, fees, and including an itemization of all charges and expenses constituting Lender Expenses owing, and such statements shall be conclusively presumed to be correct and accurate and constitute an account stated between Borrowers and Lender unless, within 30 days after receipt thereof by Administrative Borrower, Administrative Borrower shall deliver to Lender written objection thereto describing the error or errors contained in any such statements.

         2.10 Fees. Borrowers shall pay to Lender the following fees and charges, which fees and charges shall be non-refundable when paid (irrespective of whether this Agreement is terminated thereafter):

              (a) Closing Fee. On the Closing Date, Borrowers shall pay to Lender a fee of $150,000. Once paid, such fee shall not be refundable.

              (b) Audit, Appraisal, and Valuation Charges. Audit, appraisal, and valuation fees and charges as follows, (i) a fee of $750 per day, per auditor, plus out-of-pocket expenses for each financial audit of a Borrower performed by personnel employed by Lender, (ii) if implemented, a one time charge of $3,000 plus out-of-pocket expenses for the establishment of electronic collateral reporting systems, (iii) a fee of $1,500 per day per appraiser, plus out-of-pocket expenses, for each appraisal of the Collateral performed by personnel employed by Lender, and (iv) the actual charges paid or incurred by Lender if it elects to employ the services of one or more third Persons to perform financial audits of Borrowers, to appraise the Collateral, or any portion thereof, or to assess a Borrower's business valuation.

         2.11 Capital Requirements. If, after the date hereof, Lender determines in its Permitted Discretion that (i) the adoption of or change in any law, rule, regulation or guideline regarding capital requirements for banks or bank holding companies, or any change in the interpretation or application thereof by any Governmental Authority charged with the administration thereof, or
(ii) compliance by Lender or its parent bank holding company with any guideline, request or directive of any such entity regarding capital adequacy (whether or not having the force of law) has the effect of reducing the return on Lender's or such holding company's capital as a consequence of Lender's obligations hereunder to a level below that which Lender or such holding company could have achieved but for such adoption, change, or compliance (taking into consideration Lender's or such holding company's then existing policies with respect to capital adequacy and assuming the full utilization of such entity's capital) by any amount deemed by Lender in its Permitted Discretion to be material, then Lender may notify Administrative Borrower thereof. Following receipt of such notice, Borrowers agree to pay Lender on demand the amount of such reduction of return of capital as and when such reduction is determined, payable within 90 days after presentation by Lender of a statement in the amount and setting forth in reasonable detail Lender's calculation thereof and the assumptions upon which such calculation was based (which statement shall be deemed true and correct absent manifest error). In determining such amount, Lender may use any reasonable averaging and attribution methods. Lender shall use reasonable efforts to promptly notify Borrowers if Lender has actual knowledge of the occurrence of any event that would permit Lender to demand payment of additional amounts under this Section 2.11.

         2.12 Joint and Several Liability of Borrowers.

              (a) Each of Borrowers is accepting joint and several liability hereunder and under the other Loan Documents in consideration of the financial accommodations to be provided by Lender under this Agreement, for the mutual benefit, directly and indirectly, of each of Borrowers and in consideration of the undertakings of the other Borrower to accept joint and several liability for the Obligations.

              (b) Each of Borrowers, jointly and severally, hereby irrevocably and unconditionally accepts, not merely as a surety but also as a co-debtor, joint and several liability with the other Borrower, with respect to the payment and performance of all of the Obligations (including, without limitation, any Obligations arising under this Section 2.12), it being the intention of the parties hereto that all the Obligations shall be the joint and several obligations of each Borrower without preferences or distinction among them.

              (c) If and to the extent that any of Borrowers shall fail to make any payment with respect to any of the Obligations as and when due or to perform any of the Obligations in accordance with the terms thereof, then in each such event the other Borrower will make such payment with respect to, or perform, such Obligation.

              (d) The  Obligations of each Borrower under the provisions of this
Section 2.12 constitute the absolute and unconditional, full recourse Obligations of each Borrower enforceable against each such Borrower to the full extent of its properties and assets, irrespective (to the extent permitted by law) of the validity, regularity or enforceability of this Agreement or any other circumstances whatsoever.

              (e) Except as otherwise expressly provided in this Agreement, each Borrower hereby waives notice of acceptance of its joint and several liability, notice of any Advances, notice of the occurrence of any Default, Event of Default, or of any demand for any payment under this Agreement, notice of any action at any time taken or omitted by Lender under or in respect of any of the Obligations, any requirement of diligence or to mitigate damages and, generally, to the extent permitted by applicable law, all demands, notices and other formalities of every kind in connection with this Agreement (except as otherwise provided in this Agreement). Each Borrower hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by Lender at any time or times in respect of any default by any Borrower in the performance or satisfaction of any term, covenant, condition or provision of this Agreement, any and all other indulgences whatsoever by Lender in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any Borrower. Without limiting the generality of the foregoing, each Borrower assents to any other action or delay in acting or failure to act on the part of Lender with respect to the failure by any Borrower to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this Section 2.12 afford grounds for terminating, discharging or relieving any Borrower, in whole or in part, from any of its Obligations under this
Section 2.12, it being the intention of each Borrower that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrower under this Section 2.12 shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each Borrower under this Section 2.12 shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, reconstruction or similar proceeding with respect to any Borrower or Lender. The joint and several liability of the Borrower hereunder shall continue in full force and effect notwithstanding any absorption, merger, amalgamation or any other change whatsoever in the name, constitution or place of formation of any of the Borrower or Lender.

              (f) Each Borrower represents and warrants to Lender that such Borrower is currently informed of the financial condition of Borrowers and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations. Each Borrower further represents and warrants to Lender that such Borrower has read and understands the terms and conditions of the Loan Documents. Each Borrower hereby covenants that such Borrower will continue to keep informed of Borrowers' financial condition, the financial condition of other guarantors, if any, and of all other circumstances which bear upon the risk of nonpayment or nonperformance of the Obligations.

              (g) Each of the Borrowers waives all rights and defenses that such Borrower may have because the Obligations are secured by Real Property. This means, among other things:

              (i)  Lender  may  collect  from  such   Borrower   without   first
    foreclosing  on  any  Real  or  Personal  Property   Collateral  pledged  by
    Borrowers.

              (ii) If Lender forecloses on any Real Property Collateral pledged by Borrowers:

                        A. The amount of the  Obligations may be reduced only by
              the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price.

                        B. Lender may collect from such Borrower even if Lender,
              by foreclosing on the Real Property Collateral, has destroyed any right such Borrower may have to collect from the other Borrowers.

This is an unconditional and irrevocable waiver of any rights and defenses such Borrower may have because the Obligations are secured by Real Property.

         (h) The provisions of this Section 2.12 are made for the benefit of Lender and its respective successors and assigns, and may be enforced by it or them from time to time against any or all of the Borrowers as often as occasion therefor may arise and without requirement on the part of Lender, successor, or assign first to marshal any of its or their claims or to exercise any of its or their rights against any of the other Borrower or to exhaust any remedies available to it or them against any of the other Borrower or to resort to any other source or means of obtaining payment of any of the Obligations hereunder or to elect any other remedy. The provisions of this Section 2.12 shall remain in effect until all of the Obligations shall have been paid in full or otherwise fully satisfied. If at any time, any payment, or any part thereof, made in respect of any of the Obligations, is rescinded or must otherwise be restored or returned by Lender upon the insolvency, bankruptcy or reorganization of any of the Borrowers, or otherwise, the provisions of this Section 2.12 will forthwith be reinstated in effect, as though such payment had not been made.

         (i) Each of the Borrowers hereby agrees that it will not enforce any of its rights of contribution or subrogation against the other Borrower with respect to any liability incurred by it hereunder or under any of the other Loan Documents, any payments made by it to Lender with respect to any of the Obligations or any collateral security therefor until such time as all of the Obligations have been paid in full in cash. Any claim which any Borrower may have against the other Borrower with respect to the payments to Lender hereunder or under any other Loan Documents are hereby expressly made subordinate and junior in right of payment, without limitation as to any increases in the Obligations arising hereunder or thereunder, to the prior payment in full in cash of the Obligations and, in the event of any insolvency, bankruptcy, receivership, liquidation, reorganization or other similar proceeding under the laws of any jurisdiction relating to any Borrower, its debts or its assets, whether voluntary or involuntary, all such Obligations shall be paid in full in cash before any payment or distribution of any character, whether in cash, securities or other property, shall be made to any other Borrower therefor.

         (j) Each of the Borrowers hereby agrees that, after the occurrence and during the continuance of any Default or Event of Default, the payment of any amounts due with respect to the indebtedness owing by the Borrower to the other Borrower is hereby subordinated to the prior payment in full in cash of the Obligations. Each Borrower hereby agrees that after the occurrence and during the continuance of any Default or Event of Default, such Borrower will not demand, sue for or otherwise attempt to collect any indebtedness of the other Borrower owing to such Borrower until the Obligations shall have been paid in full in cash. If, notwithstanding the foregoing sentence, such Borrower shall collect, enforce or receive any amounts in respect of such indebtedness, such amounts shall be collected, enforced and received by such Borrower as trustee for the Lender, and such Borrower shall deliver any such amounts to Lender for application to the Obligations in accordance with Section 2.3(b).

    3.   CONDITIONS; TERM OF AGREEMENT.

         3.1 Conditions Precedent to the Initial Extension of Credit. The obligation of Lender to make the initial Advance is subject to the fulfillment, to the satisfaction of Lender, of each of the conditions precedent set forth below:

              (a) the Closing Date shall occur on or before June 21, 2001;

              (b) Lender shall have received all financing statements required by Lender, duly executed by the applicable Borrowers, and Lender shall have received evidence satisfactory to it of the filing of all such financing statements;

              (c) Lender shall have received each of the following documents, in form and substance satisfactory to Lender, duly executed, and each such document shall be in full force and effect:

              (i) the Disbursement Letter,

              (ii) the Guaranty,

              (iii) the Officers' Certificate,

              (iv) the Stock Pledge Agreement, together with all certificates representing the shares of Stock pledged thereunder (other than the shares of Stock of subsidiaries not organized in the United States or Canada), as well as Stock powers with respect thereto endorsed in blank,

              (v) the Trademark Security Agreement, and

              (vi) the Pay-Off Letter, together with UCC termination statements and other documentation evidencing the termination by Prior Lender of its Liens in and to the properties and assets of Borrowers.

              (d) Lender shall have received a certificate from the Secretary of each Borrower attesting to the resolutions of such Borrower's board of directors authorizing its execution, delivery, and performance of this Agreement and the other Loan Documents to which such Borrower is a party and authorizing specific officers of such Borrower to execute the same;

              (e) Lender shall have received copies of each Borrower's Governing Documents, as amended, modified, or supplemented to the Closing Date, certified by the Secretary of such Borrower;

              (f) Lender shall have received a certificate of status with respect to each Borrower, dated within 10 days of the Closing Date, such certificate to be issued by the appropriate officer of the jurisdiction of organization of such Borrower, which certificate shall indicate that such Borrower is in good standing in such jurisdiction;

              (g) Lender shall have received certificates of status with respect to each Borrower, each dated within 30 days of the Closing Date, such certificates to be issued by the appropriate officer of the jurisdictions (other than the jurisdiction of organization of such Borrower) in which its failure to be duly qualified or licensed would constitute a Material Adverse Change, which certificates shall indicate that such Borrower is in good standing in such jurisdictions;

              (h) Lender shall have received a certificate from the Secretary of the Guarantor attesting to the resolutions of the Guarantor's board of directors authorizing its execution, delivery, and performance of the Loan Documents to which the Guarantor is a party and authorizing specific officers of the Guarantor to execute the same;

              (i) Lender shall have received copies of the Guarantor's Governing Documents, as amended, modified, or supplemented to the Closing Date, certified by the Secretary of the Guarantor;

              (j) Lender shall have received certificates of insurance, together with the endorsements thereto, as are required by Section 6.8, the form and substance of which shall be satisfactory to Lender;

              (k) Lender shall have received opinions of Borrowers' counsel in form and substance satisfactory to Lender;

              (l) Lender shall have received satisfactory evidence (including a certificate of the chief financial officer of Parent) that all tax returns required to be filed by Borrowers have been timely filed and all taxes upon Borrowers or their properties, assets, income, and franchises (including Real Property taxes and payroll taxes) have been paid prior to delinquency, except such taxes that are the subject of a Permitted Protest;

              (m) Borrowers shall have the Required Availability after giving effect to the initial extensions of credit hereunder;

              (n) Lender shall have received Borrowers' Closing Date Business Plan;

              (o) Borrowers shall pay all Lender Expenses incurred in connection with the transactions evidenced by this Agreement;

              (p) Borrowers shall have received all licenses, approvals or evidence of other actions required by any Governmental Authority in connection with the execution and delivery by Borrowers of this Agreement or any other Loan Document or with the consummation of the transactions contemplated hereby and thereby; and

              (q) all other documents and legal matters in connection with the transactions contemplated by this Agreement shall have been delivered, executed, or recorded and shall be in form and substance satisfactory to Lender.

         3.2 Conditions Subsequent to the Initial Extension of Credit. The obligation of Lender to continue to make Advances is subject to the fulfillment, on or before the date applicable thereto, of each of the conditions subsequent set forth below (the failure by Borrowers to so perform or cause to be performed constituting an Event of Default):

              (a) within 30 days of the Closing Date, deliver to Lender certified copies of the policies of insurance, together with the endorsements thereto, as are required by Section 6.8, the form and substance of which shall be satisfactory to Lender and its counsel;

              (b) within 10 days of the Closing Date, Lender shall have received a certificate of status with respect to the Guarantor, such certificate to be issued by the appropriate officer of the jurisdiction of organization of the Guarantor, which certificate shall indicate that the Guarantor is in good standing in such jurisdiction;

              (c) within 10 days of the Closing Date, Lender shall have received certificates of status with respect to the Guarantor, such certificates to be issued by the appropriate officer of the jurisdictions (other than the jurisdiction of organization of the Guarantor) in which its failure to be duly qualified or licensed would constitute a Material Adverse Change, which certificates shall indicate that the Guarantor is in good standing in such jurisdictions;

              (d) within 30 days of the Closing Date, Lender shall have received an appraisal of the orderly liquidation value applicable to Borrowers' Inventory and an appraisal of the orderly liquidation value of the Borrowers' machinery and equipment, each from a third party appraiser acceptable to the Lender, the results of which shall be satisfactory to Lender;

              (e) within 30 days of the Closing Date, Lender shall have received
(i) appraisals of the Real Property Collateral from a third party appraiser and in form satisfactory to Lender, (ii) the Mortgages with respect to such Real Property Collateral and (iii) mortgagee title insurance policies (or marked commitments to issue the same) for the Real Property Collateral issued by a title insurance company satisfactory to Lender (each a "Mortgage Policy" and, collectively, the "Mortgage Policies") in amounts satisfactory to Lender assuring Lender that the Mortgages on such Real Property Collateral are valid and enforceable first priority mortgage Liens on such Real Property Collateral free and clear of all defects and encumbrances except Permitted Liens, and the Mortgage Policies otherwise shall be in form and substance satisfactory to Lender;

              (f) Lender shall have completed its business, legal, and collateral due diligence, including (i) a collateral audit and review of Borrowers' books and records and verification of Borrowers' representations and warranties to Lender, the results of which shall be satisfactory to Lender, and
(ii) an inspection of each of the locations where Inventory is located, the results of which shall be satisfactory to Lender;

              (g) within 10 days of the Closing Date, Lender shall have received a Collateral Access Agreement with respect to each location not owned by a Borrower in which Inventory or Equipment is located, duly executed by the applicable lessor, warehouseman, processor, consignee, or other Person in possession of, having a Lien upon, or having rights or interests in such Equipment or Inventory;

              (h) within 30 days of the Closing Date, the Cash Management Agreements;

              (i) upon the request of Lender, Lender shall have received all stock certificates representing the shares of Stock pledged under the Stock Pledge Agreement and not delivered to the Lender on the Closing Date; and

              (j) on or before July 16, 2001, the Borrowers shall have appointed an acting chief executive officer reasonably acceptable to the Lender with a scope of responsibilities and authority reasonably acceptable to Lender (for the purposes hereof, the individuals listed on Schedule 3.2(i) hereto shall be deemed to be acceptable to the Lender).

         3.3 Conditions Precedent to all Extensions of Credit. The obligation of Lender to make all Advances shall be subject to the following conditions precedent:

              (a) the representations and warranties contained in this Agreement and the other Loan Documents shall be true and correct in all material respects on and as of the date of such extension of credit, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date);

              (b) no Default or Event of Default shall have occurred and be continuing on the date of such extension of credit, nor shall either result from the making thereof;

              (c) no injunction, writ, restraining order, or other order of any nature prohibiting, directly or indirectly, the extending of such credit shall have been issued and remain in force by any Governmental Authority against any Borrower, Lender, or any of their Affiliates; and

              (d) no Material Adverse Change shall have occurred.

         3.4 Term. This Agreement shall become effective upon the execution and delivery hereof by Borrowers and Lender and shall continue in full force and effect for a term ending on December 21, 2001 (the "Maturity Date") unless terminated earlier as provided herein. The foregoing notwithstanding, Lender shall have the right to terminate its obligations under this Agreement immediately and without notice upon the occurrence and during the continuation of an Event of Default.

         3.5 Effect of Termination. On the date of termination of this Agreement, all Obligations immediately shall become due and payable without notice or demand. No termination of this Agreement, however, shall relieve or discharge Borrowers of their duties, Obligations, or covenants hereunder and the Lender's Liens in the Collateral shall remain in effect until all Obligations have been fully and finally discharged and Lender's obligations to provide additional credit hereunder have been terminated. When this Agreement has been terminated and all of the Obligations have been fully and finally discharged and Lender's obligations to provide additional credit under the Loan Documents have been terminated irrevocably, Lender will, at Borrowers' sole expense, execute and deliver any UCC termination statements, lien releases, mortgage releases, re-assignments of trademarks, discharges of security interests, and other similar discharge or release documents (and, if applicable, in recordable form) as are reasonably necessary to release, as of record, the Lender's Liens and all notices of security interests and liens previously filed by Lender with respect to the Obligations.

         3.6 Early Termination by Borrowers. Borrowers have the option, at any time upon 60 days prior written notice by Administrative Borrower to Lender, to terminate this Agreement by paying to Lender, in cash, the Obligations in full. If Administrative Borrower has sent a notice of termination pursuant to the provisions of this Section, then Lender's obligations to extend credit hereunder shall terminate and Borrowers shall be obligated to repay the Obligations in full on the date set forth as the date of termination of this Agreement in such notice. Borrowers may, at any time and from time to time, repay in whole or in part the principal amount of the Obligations without premium or penalty.

    4.   CREATION OF SECURITY INTEREST.

         4.1 Grant of Security Interest. Each Borrower hereby grants to Lender a continuing security interest in all of its right, title, and interest in all currently existing and hereafter acquired or arising Personal Property Collateral in order to secure prompt repayment of any and all of the Obligations in accordance with the terms and conditions of the Loan Documents and in order to secure prompt performance by Borrowers of each of their covenants and duties under the Loan Documents. The Lender's Liens in and to the Personal Property Collateral shall attach to all Personal Property Collateral without further act on the part of Lender or Borrowers. Anything contained in this Agreement or any other Loan Document to the contrary notwithstanding, except for Permitted Dispositions, Borrowers have no authority, express or implied, to dispose of any item or portion of the Collateral.

         4.2 Negotiable Collateral. In the event that any Collateral, including proceeds, is evidenced by or consists of Negotiable Collateral, and if and to the extent that perfection of priority of Lender's security interest is dependent on or enhanced by possession, the applicable Borrower, immediately upon the request of Lender, shall endorse and deliver physical possession of such Negotiable Collateral to Lender.

         4.3 Collection of Accounts, General Intangibles, and Negotiable Collateral. At any time after the occurrence and during the continuation of an Event of Default, Lender or Lender's designee may (a) notify Account Debtors of Borrowers that the Accounts, chattel paper, or General Intangibles have been assigned to Lender or that Lender has a security interest therein, or (b) collect the Accounts, chattel paper, or General Intangibles directly and charge the collection costs and expenses to the Loan Account. Each Borrower agrees that it will hold in trust for Lender, as Lender's trustee, any Collections that it receives and immediately will deliver said Collections to Lender or a Cash Management Bank in their original form as received by the applicable Borrower.

         4.4 Delivery of Additional Documentation Required. At any time upon the request of Lender, Borrowers shall execute and deliver to Lender, any and all financing statements, original financing statements in lieu of continuation statements, fixture filings, security agreements, pledges, assignments, endorsements of certificates of title, and all other documents (the "Additional Documents") that Lender may request in its Permitted Discretion, in form and substance satisfactory to Lender, to perfect and continue perfected or better perfect the Lender's Liens in the Collateral (whether now owned or hereafter arising or acquired), to create and perfect Liens in favor of Lender in any Real Property acquired after the Closing Date, and in order to fully consummate all of the transactions contemplated hereby and under the other Loan Documents. To the maximum extent permitted by applicable law, each Borrower authorizes Lender to execute any such Additional Documents in the applicable Borrower's name and authorize Lender to file such executed Additional Documents in any appropriate filing office. In addition, on such periodic basis as Lender shall require, Borrowers shall (a) provide Lender with a report of all new patentable, copyrightable, or trademarkable materials acquired or generated by Borrowers during the prior period, (b) cause all patents, copyrights, and trademarks acquired or generated by Borrowers that are not already the subject of a registration with the appropriate filing office (or an application therefor diligently prosecuted) to be registered with such appropriate filing office in a manner sufficient to impart constructive notice of Borrowers' ownership thereof, and (c) cause to be prepared, executed, and delivered to Lender supplemental schedules to the applicable Loan Documents to identify such patents, copyrights, and trademarks as being subject to the security interests created thereunder.

         4.5 Power of Attorney. Each Borrower hereby irrevocably makes, constitutes, and appoints Lender (and any of Lender's officers or employees designated by Lender) as such Borrower's true and lawful attorney, with power to
(a) if such Borrower refuses to, or fails timely to execute and deliver any of the Additional Documents, sign the name of such Borrower on any of the Additional Documents, (b) at any time that an Event of Default has occurred and is continuing, sign such Borrower's name on any invoice or bill of lading relating to the Collateral, drafts against Account Debtors, or notices to Account Debtors, (c) send requests for verification of Accounts, (d) endorse such Borrower's name on any Collection item that may come into Lender's possession, (e) at any time that an Event of Default has occurred and is continuing, make, settle, and adjust all claims under such Borrower's policies of insurance and make all determinations and decisions with respect to such policies of insurance, and (f) at any time that an Event of Default has occurred and is continuing, settle and adjust disputes and claims respecting the Accounts, chattel paper, or General Intangibles directly with Account Debtors, for amounts and upon terms that Lender determines to be reasonable, and Lender may cause to be executed and delivered any documents and releases that Lender determines to be necessary. The appointment of Lender as each Borrower's attorney, and each and every one of its rights and powers, being coupled with an interest, is irrevocable until all of the Obligations have been fully and finally repaid and performed and Lender's obligations to extend credit hereunder are terminated.

         4.6 Right to Inspect. Lender (through any of its respective officers, employees, or agents) shall have the right, from time to time hereafter upon notice (which may be telephonic), to inspect the Books and to check, test, and appraise the Collateral in order to verify Borrowers' financial condition or the amount, quality, value, condition of, or any other matter relating to, the Collateral. In the absence of an Event of Default, any inspection by the Lender under this Section 4.6 shall be conducted during normal business hours.

         4.7 Control Agreements. Each Borrower agrees that it will not transfer assets out of any Securities Accounts other than as permitted under Section 7.19 and, if to another securities intermediary, unless each of the applicable Borrower, Lender, and the substitute securities intermediary have entered into a Control Agreement. No arrangement contemplated hereby or by any Control Agreement in respect of any Securities Accounts or other Investment Property shall be modified by Borrowers without the prior written consent of Lender. Upon the occurrence and during the continuance of a Default or Event of Default, Lender may notify any securities intermediary to liquidate the applicable Securities Account or any related Investment Property maintained or held thereby and remit the proceeds thereof to the Lender's Account.

    5.   REPRESENTATIONS AND WARRANTIES.

         In order to induce Lender to enter into this Agreement, each Borrower makes the following representations and warranties to Lender which shall be true, correct, and complete, in all material respects, as of the date hereof, and shall be true, correct, and complete, in all material respects, as of the Closing Date, and at and as of the date of the making of each Advance made thereafter, as though made on and as of the date of such Advance (except to the extent that such representations and warranties relate solely to an earlier date) and such representations and warranties shall survive the execution and delivery of this Agreement:

         5.1 No Encumbrances. Each Borrower has good and indefeasible title to its Collateral and the Real Property, free and clear of Liens except for Permitted Liens.

         5.2 Eligible Accounts. The Eligible Accounts are bona fide existing payment obligations of Account Debtors created by the sale and delivery of Inventory or the rendition of services to such Account Debtors in the ordinary course of International Knife's business, owed to International Knife without defenses, disputes, offsets, counterclaims, or rights of return or cancellation. As to each Eligible Account, such Account is not:

              (a) owed by an employee, Affiliate, or lender of a Borrower,

              (b) on account of a transaction wherein goods were placed on consignment or were sold pursuant to a guaranteed sale, a sale or return, a sale on approval, a bill and hold, or on any other terms by reason of which the payment by the Account Debtor may be conditional,

              (c) payable in a currency other than Dollars,

              (d) owed by an Account Debtor that has or has asserted a right of setoff, has disputed its liability, or has made any claim with respect to its obligation to pay the Account,

              (e) owed by an Account Debtor that is subject to any Insolvency Proceeding or is not Solvent or as to which a Borrower has received notice of an imminent

Insolvency Proceeding or a material impairment of the financial condition of such Account Debtor,

              (f) on account of a transaction as to which the goods giving rise to such Account have not been shipped and billed to the Account Debtor or the services giving rise to such Account have not been performed and accepted by the Account Debtor,

              (g) a right to receive progress payments or other advance billings that are due prior to the completion of performance by International Knife of the subject contract for goods or services, and

              (h) an Account that has not been billed to the customer.

         5.3 Inventory. As to each item of Inventory, such Inventory is

              (a) owned by a Borrower free and clear of all Liens other than Permitted Liens, and

              (b)  either   located  at  one  of  the  locations  set  forth  on
Schedule E-1 or in transit from one such location to another such location.

         5.4 Equipment. All of the Equipment is used or held for use in Borrowers' business and is fit for such purposes.

         5.5 Location of Inventory and Equipment. The Inventory and Equipment are not stored with a bailee, warehouseman, or similar party and are located only at the locations identified on Schedule 5.5.

         5.6 Inventory Records. Each Borrower keeps correct and accurate records itemizing and describing the type, quality, and quantity of its Inventory and the book value thereof.

         5.7 Location of Chief Executive Office; FEIN. The chief executive office of each Borrower is located at the address indicated in Schedule 5.7 and each Borrower's FEIN is identified in Schedule 5.7.

         5.8  Due Organization and Qualification; Subsidiaries.

              (a) Each Borrower is duly organized and existing and in good standing under the laws of the jurisdiction of its organization and qualified to do business in any state where the failure to be so qualified reasonably could be expected to have a Material Adverse Change.

              (b) Set forth on Schedule 5.8(b), is a complete and accurate description of the authorized capital Stock of each Borrower, by class, and, as of the Closing Date, a description of the number of shares of each such class that are issued and outstanding. Other than as described on Schedule 5.8(b), there are no subscriptions, options, warrants, or calls relating to any shares of each Borrower's capital Stock, including any right of conversion or exchange under any outstanding security or other instrument. No Borrower is subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of its capital Stock or any security convertible into or exchangeable for any of its capital Stock.

              (c) Set forth on Schedule 5.8(c), is a complete and accurate list of each Borrower's direct and indirect Subsidiaries, showing: (i) the jurisdiction of their organization; (ii) the number of shares of each class of common and preferred Stock authorized for each of such Subsidiaries; and (iii) the number and the percentage of the outstanding shares of each such class owned directly or indirectly by the applicable Borrower. All of the outstanding capital Stock of each such Subsidiary has been validly issued and is fully paid and non-assessable.

              (d) Except as set forth on Schedule 5.8(c), there are no subscriptions, options, warrants, or calls relating to any shares of any Borrower's Subsidiaries' capital Stock, including any right of conversion or exchange under any outstanding security or other instrument. No Borrower or any of its respective Subsidiaries is subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of any Borrower's Subsidiaries' capital Stock or any security convertible into or exchangeable for any such capital Stock.

         5.9  Due Authorization; No Conflict.

              (a) As to each Borrower, the execution, delivery, and performance by such Borrower of this Agreement and the Loan Documents to which it is a party have been duly authorized by all necessary action on the part of such Borrower.

              (b) As to each Borrower, the execution, delivery, and performance by such Borrower of this Agreement and the Loan Documents to which it is a party do not and will not (i) violate any provision of federal, state, or local law or regulation applicable to any Borrower, the Governing Documents of any Borrower, or any order, judgment, or decree of any court or other Governmental Authority binding on any Borrower, (ii) conflict with, result in a breach of, or constitute (with due notice or lapse of time or both) a default under any material contractual obligation of any Borrower, (iii) result in or require the creation or imposition of any Lien of any nature whatsoever upon any properties or assets of Borrower, other than Permitted Liens, or (iv) require any approval of any Borrower's interestholders or any approval or consent of any Person under any material contractual obligation of any Borrower.

              (c) Other than the filing of financing statements, fixture filings, and Mortgages, the execution, delivery, and performance by each Borrower of this Agreement and the Loan Documents to which such Borrower is a party do not and will not require any registration with, consent, or approval of, or notice to, or other action with or by, any Governmental Authority or other Person.

              (d) As to  each  Borrower,  this  Agreement  and  the  other  Loan
Documents to which such Borrower is a party, and all other documents contemplated hereby and thereby, when executed and delivered by such Borrower and the other parties thereto will be the legally valid and binding obligations of such Borrower, enforceable against such Borrower in accordance with their respective terms, except as enforcement may be limited by equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws relating to or limiting creditors' rights generally.

              (e) The Lender's Liens are validly created, perfected, and first priority Liens, subject only to Permitted Liens.

              (f) The execution, delivery, and performance by Guarantor of the Loan Documents to which it is a party have been duly authorized by all necessary action on the part of Guarantor.

              (g) The execution, delivery, and performance by Guarantor of the Loan Documents to which it is a party do not and will not (i) violate any provision of federal, state, or local law or regulation applicable to Guarantor, the Governing Documents of Guarantor, or any order, judgment, or decree of any court or other Governmental Authority binding on Guarantor, (ii) conflict with, result in a breach of, or constitute (with due notice or lapse of time or both) a default under any material contractual obligation of Guarantor, (iii) result in or require the creation or imposition of any Lien of any nature whatsoever upon any properties or assets of Guarantor, other than Permitted Liens, or (iv) require any approval of Guarantor's interestholders or any approval or consent of any Person under any material contractual obligation of Guarantor.

              (h) The execution, delivery, and performance by Guarantor of the Loan Documents to which Guarantor is a party do not and will not require any registration with, consent, or approval of, or notice to, or other action with or by, any Governmental Authority or other Person.

              (i) The Loan Documents to which Guarantor is a party, and all other documents contemplated hereby and thereby, when executed and delivered by Guarantor will be legally valid and binding obligations of Guarantor, enforceable against Guarantor in accordance with their respective terms, except as enforcement may be limited by equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws relating to or limiting creditors' rights generally.

         5.10 Litigation. Other than those matters disclosed on Schedule 5.10, there are no actions, suits, or proceedings pending or, to the best knowledge of Borrowers, threatened against Borrowers, or any of their Subsidiaries, as applicable, except for (a) matters that are fully covered by insurance (subject to customary deductibles), and (b) matters arising after the Closing Date that, if decided adversely to Borrowers, or any of their Subsidiaries, as applicable, reasonably could not be expected to result in a Material Adverse Change.

         5.11 No Material Adverse Change. All financial statements relating to Borrowers or Guarantor that have been delivered by Borrowers to Lender have been prepared in accordance with GAAP (except, in the case of unaudited financial statements, for the lack of footnotes and being subject to year-end audit adjustments) and present fairly in all material respects, Borrowers' (or Guarantor's, as applicable) financial condition as of the date thereof and results of operations for the period then ended. There has not been a Material Adverse Change with respect to Borrowers (or Guarantor, as applicable) since the date of the latest financial statements submitted to Lender on or before the Closing Date.

         5.12 Fraudulent Transfer. No transfer of property is being made by any Borrower and no obligation is being incurred by any Borrower in connection with the transactions contemplated by this Agreement or the other Loan Documents with the intent to hinder, delay, or defraud either present or future creditors of Borrowers.

         5.13 Employee Benefits. None of Borrowers, any of their Subsidiaries, or any of their ERISA Affiliates maintains or contributes to any Benefit Plan.

         5.14 Environmental Condition. Except as set forth on Schedule 5.14, (a) to Borrowers' knowledge, none of Borrowers' properties or assets has ever been used by Borrowers or by previous owners or operators in the disposal of, or to produce, store, handle, treat, release, or transport, any Hazardous Materials, where such production, storage, handling, treatment, release or transport was in violation, in any material respect, of applicable Environmental Law, (b) to Borrowers' knowledge, none of Borrowers' properties or assets has ever been designated or identified in any manner pursuant to any environmental protection statute as a Hazardous Materials disposal site, (c) none of Borrowers have received notice that a Lien arising under any Environmental Law has attached to any revenues or to any Real Property owned or operated by Borrowers, and (d) none of Borrowers have received a summons, citation, notice, or directive from the Environmental Protection Agency or any other federal or state governmental agency concerning any action or omission by any Borrower resulting in the releasing or disposing of Hazardous Materials into the environment.

         5.15 Brokerage Fees. Borrowers have not utilized the services of any broker or finder in connection with Borrowers' obtaining financing from Lender under this Agreement and no brokerage commission or finders fee is payable by Borrowers in connection herewith.

         5.16 Intellectual Property. Each Borrower owns, or holds licenses in, all trademarks, trade names, copyrights, patents, patent rights, and licenses that are necessary to the conduct of its business as currently conducted. Attached hereto as Schedule 5.16 is a true, correct, and complete listing of all material patents, patent applications, trademarks, trademark applications, copyrights, and copyright registrations as to which each Borrower is the owner or is an exclusive licensee.

         5.17 Leases. Borrowers enjoy peaceful and undisturbed possession under all leases material to the business of Borrowers and to which Borrowers are a party or under which Borrowers are operating. Except for the leases set forth on
Schedule 5.17 for the locations of the Borrowers in which no Collateral is located all of such leases are valid and subsisting and no material default by Borrowers exists under any of them.

         5.18 DDAs. Set forth on Schedule 5.18 are all of the DDAs of each Borrower, including, with respect to each depository (i) the name and address of such depository, and (ii) the account numbers of the accounts maintained with such depository.

         5.19 Complete Disclosure. All factual information (taken as a whole) furnished by or on behalf of Borrowers in writing to Lender (including all information contained in the Schedules hereto or in the other Loan Documents) for purposes of or in connection with this Agreement, the other Loan Documents or any transaction contemplated herein or therein is, and all other such factual information (taken as a whole) hereafter furnished by or on behalf of Borrowers in writing to the Lender will be, true and accurate, in all material respects, on the date as of which such information is dated or certified and not incomplete by omitting to state any fact necessary to make such information (taken as a whole) not misleading in any material respect at such time in light of the circumstances under which such information was provided. On the Closing Date, the Closing Date Projections represent, and as of the date on which any other Projections are delivered to Lender, such additional Projections represent Borrowers' good faith best estimate of its future performance for the periods covered thereby.

         5.20 Indebtedness. Set forth on Schedule 5.20 is a true and complete list of all Indebtedness of each Borrower outstanding immediately prior to the Closing Date that is to remain outstanding after the Closing Date and such Schedule accurately reflects the aggregate principal amount of such Indebtedness and the principal terms thereof.

    6. AFFIRMATIVE COVENANTS.

         Each Borrower covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, Borrowers shall and shall cause each of their respective Subsidiaries to do all of the following:

         6.1 Accounting System. Maintain a system of accounting that enables Borrowers to produce financial statements in accordance with GAAP and maintain records pertaining to the Collateral that contain information as from time to time reasonably may be requested by Lender. Borrowers also shall keep an inventory reporting system that shows all additions, sales, claims, returns, and allowances with respect to the Inventory.

         6.2 Collateral Reporting. Provide Lender with the following documents at the following times in form satisfactory to Lender:

===================== ==========================================================

--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------

Weekly                (a)     a sales journal,  collection  journal,  and credit
                              register since the last such schedule,

                      (b) notice of all returns, disputes, or claims in an amount in excess of $10,000,

                      (c) a calculation of the Borrowing Base (using the Borrowing Base Certificate) as of Friday of the prior week, and

                      (d) for finished goods and raw materials, Inventory reports specifying Borrowers' cost, by category, with additional detail showing additions to and deletions from the Inventory.

--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------

Monthly (not          (e)     a  detailed  calculation  of  the  Borrowing  Base
later than the                (using  the   Borrowing   Base   Certificate   and
10th day of                   including detail regarding those Accounts that are
each month)                   not Eligible Accounts),

                      (f) a detailed aging, by total, of the Accounts, together with a reconciliation

--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------

                              to the detailed calculation of the Borrowing Base previously provided to Lender,

                      (g) for work in process, Inventory reports specifying Borrowers' cost by category, with additional detail showing additions to and deletions from Inventory,

                      (h) a summary aging, by vendor, of Borrowers' accounts payable and any book overdraft, and

                      (i)     a calculation of Dilution for the prior month.

--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------

Quarterly             (j)     a detailed list of Borrowers' customers,

                      (k) a report regarding Borrowers' accrued, but unpaid, ad valorem taxes,

--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------

Upon request          (l)     copies  of   invoices  in   connection   with  the
by Lender at                  Accounts,   credit  memos,   remittance   advices,
such times as                 deposit slips,  shipping and delivery documents in
reasonably                    connection  with the Accounts  and, for  Inventory
determined                    and  Equipment  acquired  by  Borrowers,  purchase
by Lender                     orders and invoices, and

                      (m) such other reports as to the Collateral, or the financial condition of Borrowers as Lender may request.

--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------

===================== ==========================================================

         In addition, each Borrower agrees to cooperate fully with Lender to facilitate and implement a system of electronic collateral reporting in order to provide electronic reporting of each of the items set forth above.

         6.3 Financial Statements, Reports, Certificates. Deliver to Lender:

              (a) as soon as available, but in any event within 30 days (45 days in the case of a month that is the end of one of the first 3 fiscal quarters in a fiscal year) after the end of each month during each of International Knife's fiscal years,

              (i)  a  company  prepared   consolidated   balance  sheet,  income
    statement, and statement of cash flow covering International Knife's and its Subsidiaries' operations during such period,

              (ii) a certificate signed by the chief financial officer of International Knife to the effect that:

                        A. the financial  statements  delivered  hereunder  have
              been prepared in accordance with GAAP (except for the lack of footnotes and being subject to year-end audit adjustments) and fairly present in all material respects the financial condition of International Knife and its Subsidiaries,

                        B. the representations and warranties of Borrowers contained in this Agreement and the other Loan Documents are true and correct in all material respects on and as of the date of such certificate, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date), and

                        C. there does not exist any condition or event that constitutes a Default or Event of Default (or, to the extent of any non-compliance, describing such non-compliance as to which he or she may have knowledge and what action Borrowers have taken, are taking, or propose to take with respect thereto), and

              (iii)  for each  month  that is the date on  which a  covenant  in
    Section 7.20 is to be tested, a Compliance Certificate demonstrating, in reasonable detail, compliance at the end of such period with the applicable covenants contained in Section 7.20, and

              (b) if and when filed by any Borrower,

              (i) Form 10-Q quarterly reports, Form 10-K annual reports, and Form 8-K current reports,

              (ii) any other filings made by any Borrower with the SEC,

              (iii) copies of Borrowers' federal income tax returns, and any amendments thereto, filed with the Internal Revenue Service, and

              (iv) any other information that is provided by Parent to its shareholders generally,

              (c) if and when filed by any Borrower and as requested by Lender, satisfactory evidence of payment of applicable excise taxes in each jurisdiction
(i) in which any Borrower conducts business or is required to pay any such excise tax, (ii) where any Borrower's failure to pay any such applicable excise tax would result in a Lien on the properties or assets of any Borrower, or (iii) where any Borrower's failure to pay any such applicable excise tax reasonably could be expected to result in a Material Adverse Change,

              (d) as soon as a Borrower has knowledge of any event or condition that constitutes a Default or an Event of Default, notice thereof and a statement of the curative action that Borrowers propose to take with respect thereto,

              (e) as soon as a Borrower has knowledge of any event or condition that constitutes a default under any material agreement (including the Supply Agreement) to which any Borrower or any of its Subsidiaries is a party, and

              (f) upon the request of Lender, any other report reasonably requested relating to the financial condition of Borrowers.

         In addition to the financial statements referred to above, Borrowers agree to deliver financial statements prepared on both a consolidated and consolidating basis and that no Borrower, or any Subsidiary of a Borrower, will have a fiscal year different from that of Parent. Borrowers agree that their independent certified public accountants are authorized to communicate with Lender and to release to Lender whatever financial information concerning Borrowers that Lender reasonably may request. Each Borrower waives the right to assert a confidential relationship, if any, it may have with any accounting firm or service bureau in connection with any information requested by Lender pursuant to or in accordance with this Agreement, and agree that Lender may contact directly any such accounting firm or service bureau in order to obtain such information.

         6.4 Guarantor Reports. Cause the Guarantor to deliver its annual financial statements at the time when Parent provides its audited financial statements to Lender and copies of all federal income tax returns as soon as the same are available and in any event no later than 30 days after the same are required to be filed by law.

         6.5 Return. Cause returns and allowances as between Borrowers and their Account Debtors, to be on the same basis and in accordance with the usual customary practices of the applicable Borrower, as they exist at the time of the execution and delivery of this Agreement. If, at a time when no Event of Default has occurred and is continuing, any Account Debtor returns any Inventory to any Borrower, the applicable Borrower promptly shall determine the reason for such return and, if the applicable Borrower accepts such return, issue a credit memorandum (with a copy to be sent to Lender, which may be satisfied by the delivery to the Lender pursuant to Section 6.2 of the summary of credits issued by the Borrowers) in the appropriate amount to such Account Debtor. If, at a time when an Event of Default has occurred and is continuing, any Account Debtor returns any Inventory to any Borrower, the applicable Borrower promptly shall determine the reason for such return and, if Lender consents (which consent shall not be unreasonably withheld), issue a credit memorandum (with a copy to be sent to Lender) in the appropriate amount to such Account Debtor.

         6.6 Maintenance of Properties. Maintain and preserve all of its properties which are necessary in the proper conduct of its business in good working order and condition, ordinary wear and tear excepted, and comply at all times with the provisions of all leases to which it is a party as lessee, so as to prevent any loss or forfeiture thereof or thereunder.

         6.7 Taxes. Cause all assessments and taxes, whether real, personal, or otherwise, due or payable by, or imposed, levied, or assessed against Borrowers or any of their assets to be paid in full, before delinquency or before the expiration of any extension period, except to the extent that the validity of such assessment or tax shall be the subject of a Permitted Protest. Borrowers will make timely payment or deposit of all tax payments and withholding taxes required of it by applicable laws, including those laws concerning F.I.C.A., F.U.T.A., state disability, and local, state, and federal income taxes, and will, upon request, furnish Lender with proof satisfactory to Lender indicating that the applicable Borrower has made such payments or deposits. Borrowers shall deliver satisfactory evidence of payment of applicable excise taxes in each jurisdiction in which any Borrower is required to pay any such excise tax.

         6.8 Insurance.

              (a) At Borrowers' expense, maintain insurance respecting its property and assets wherever located, covering loss or damage by fire, theft, explosion, and all other hazards and risks as ordinarily are insured against by other Persons engaged in the same or similar businesses. Borrowers also shall maintain business interruption, public liability, and product liability insurance, as well as insurance against larceny, embezzlement, and criminal misappropriation. All such policies of insurance shall be in such amounts and with such insurance companies as are reasonably satisfactory to Lender. Borrowers shall deliver copies of all such policies to Lender with a satisfactory lender's loss payable endorsement naming Lender as sole loss payee or additional insured, as appropriate. Each policy of insurance or endorsement shall contain a clause requiring the insurer to give not less than 30 days prior written notice to Lender in the event of cancellation of the policy for any reason whatsoever.

              (b) Administrative Borrower shall give Lender prompt notice of any loss covered by such insurance. Lender shall have the exclusive right to adjust any losses payable under any such insurance policies in excess of $50,000, without any liability to Borrowers whatsoever in respect of such adjustments. Any monies received as payment for any loss under any insurance policy mentioned above (other than liability insurance policies) or as payment of any award or compensation for condemnation or taking by eminent domain, shall be paid over to Lender to be applied at the option of Lender either to the prepayment of the Obligations or shall be disbursed to Administrative Borrower under staged payment terms reasonably satisfactory to Lender for application to the cost of repairs, replacements, or restorations. Any such repairs, replacements, or restorations shall be effected with reasonable promptness and shall be of a value at least equal to the value of the items or property destroyed prior to such damage or destruction.

              (c) Borrowers shall not take out separate insurance concurrent in form or contributing in the event of loss with that required to be maintained under this Section 6.8, unless Lender is included thereon as named insured with the loss payable to Lender under a lender's loss payable endorsement or its equivalent. Administrative Borrower immediately shall notify Lender whenever such separate insurance is taken out, specifying the insurer thereunder and full particulars as to the policies evidencing the same, and copies of such policies promptly shall be provided to Lender.

              6.9 Location of Inventory and Equipment. Keep the Inventory and Equipment only at the locations identified on Schedule 5.5; provided, however, that Administrative Borrower may amend Schedule 5.5 so long as such amendment occurs by written notice to Lender not less than 15 days prior to the date on which the Inventory or Equipment is moved to such new location, so long as such new location is within the continental United States, and so long as at the time of such written notification, the applicable Borrower provides any financing statements or fixture filings necessary to perfect and continue perfected the Lender's Liens on such assets and also provides to Lender a Collateral Access Agreement.

              6.10 Compliance with Laws. Comply with the requirements of all applicable laws, rules, regulations, and orders of any Governmental Authority, including the Fair Labor Standards Act and the Americans With Disabilities Act, other than laws, rules, regulations, and orders the non-compliance with which, individually or in the aggregate, would not result in and reasonably could not be expected to result in a Material Adverse Change.

              6.11 Leases. Except for the Leases described in Schedule 5.17, pay when due all rents and other amounts payable under any leases to which any Borrower is a party or by which any Borrower's properties and assets are bound, unless such payments are the subject of a Permitted Protest.

         6.12 Intentionally Omitted. 6.13 Existence. At all times preserve and keep in full force and effect each Borrower's valid existence and good standing and any rights and franchises material to Borrowers' businesses.

         6.14 Environmental.

              (a) Keep any property either owned or operated by any Borrower free of any Environmental Liens or post bonds or other financial assurances sufficient to satisfy the obligations or liability evidenced by such Environmental Liens, (b) comply, in all material respects, with Environmental Laws and provide to Lender documentation of such compliance which Lender reasonably requests, (c) promptly notify Lender of any release of a Hazardous Material of any reportable quantity from or onto property owned or operated by any Borrower and take any Remedial Actions required to abate said release or otherwise to come into compliance with applicable Environmental Law, and (d) promptly provide Lender with written notice within 10 days of the receipt of any of the following: (i) notice that an Environmental Lien has been filed against any of the real or personal property of any Borrower, (ii) commencement of any Environmental Action or notice that an Environmental Action will be filed against any Borrower, and (iii) notice of a violation, citation, or other administrative order which reasonably could be expected to result in a Material Adverse Change.

         6.15 Disclosure Updates. Promptly and in no event later than 5 Business Days after obtaining knowledge thereof, (a) notify Lender if any written information, exhibit, or report furnished to Lender contained any untrue statement of a material fact or omitted to state any material fact necessary to make the statements contained therein not misleading in light of the circumstances in which made, and (b) correct any defect or error that may be discovered therein or in any Loan Document or in the execution, acknowledgement, filing, or recordation thereof.

    7. NEGATIVE COVENANTS.

         Each Borrower covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, Borrowers will not and will not permit any of their respective Subsidiaries to do any of the following:

         7.1  Indebtedness.   Create,  incur,  assume,  permit,   guarantee,  or
otherwise become or remain, directly or indirectly, liable with respect to any Indebtedness, except:

              (a) Indebtedness evidenced by this Agreement and the other Loan Documents;

              (b) Indebtedness set forth on Schedule 5.20;

              (c) Permitted Purchase Money Indebtedness; and

              (d) refinancings, renewals, or extensions of Indebtedness permitted under clauses (b) and (c) of this Section 7.1 (and continuance or renewal of any Permitted Liens associated therewith) so long as: (i) the terms and conditions of such refinancings, renewals, or extensions do not, in Lender's Permitted Discretion, materially impair the prospects of repayment of the Obligations by Borrowers or materially impair Borrowers' creditworthiness, (ii) such refinancings, renewals, or extensions do not result in an increase in the principal amount of, or interest rate with respect to, the Indebtedness so refinanced, renewed, or extended, (iii) such refinancings, renewals, or extensions do not result in a shortening of the average weighted maturity of the Indebtedness so refinanced, renewed, or extended, nor are they on terms or conditions, that, taken as a whole, are materially more burdensome or restrictive to the applicable Borrower, and (iv) if the Indebtedness that is refinanced, renewed, or extended was subordinated in right of payment to the Obligations, then the terms and conditions of the refinancing, renewal, or extension Indebtedness must include subordination terms and conditions that are at least as favorable to Lender as those that were applicable to the refinanced, renewed, or extended Indebtedness.

         7.2 Liens Create, incur, assume, or permit to exist, directly or indirectly, any Lien on or with respect to any of its assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom, except for Permitted Liens (including Liens that are replacements of Permitted Liens to the extent that the original Indebtedness is refinanced, renewed, or extended under Section 7.1(d) and so long as the replacement Liens only encumber those assets that secured the refinanced, renewed, or extended Indebtedness).

         7.3 Restrictions on Fundamental Changes.

              (a) Enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its Stock.

              (b) Liquidate, wind up, or dissolve itself (or suffer any liquidation or dissolution).

              (c) Convey, sell, lease, license, assign, transfer, or otherwise dispose of, in one transaction or a series of transactions, all or any substantial part of its assets.

         7.4 Disposal of Assets. Other than Permitted Dispositions, convey, sell, lease, license, assign, transfer, or otherwise dispose of any of the assets of any Borrower.

         7.5 Change Name. Change any Borrower's name, FEIN, corporate structure or identity, or add any new fictitious name; provided, however, that a Borrower may change its name upon at least 30 days prior written notice by Administrative Borrower to Lender of such change and so long as, at the time of such written notification, such Borrower provides any financing statements or fixture filings necessary to perfect and continue perfected Lender's Liens. 7.6 Guarantee. Guarantee or otherwise become in any way liable with respect to the obligations of any third Person except by endorsement of instruments or items of payment for deposit to the account of Borrowers or which are transmitted or turned over to Lender.

         7.7 Nature of Business. Make any change in the principal nature of Borrowers' business.

         7.8 Prepayments and Amendments.

              (a) Except in connection with a refinancing permitted by Section 7.1(d), prepay, redeem, defease, purchase, or otherwise acquire any Indebtedness of any Borrower, other than the Obligations in accordance with this Agreement, and

              (b) Except in connection with a refinancing permitted by Section 7.1(d), directly or indirectly, amend, modify, alter, increase, or change any of the terms or conditions of any agreement, instrument, document, indenture, or other writing evidencing or concerning Indebtedness permitted under Sections 7.1(b) or (c).

         7.9  Change  of  Control.   Cause,  permit,  or  suffer,   directly  or
indirectly, any Change of Control.

         7.10 Consignments. Except with respect to Inventory with an aggregate value not exceeding $500,000 at any time, consign any Inventory or sell any Inventory on bill and hold, sale or return, sale on approval, or other conditional terms of sale.

         7.11 Distributions. Other than distributions or declaration and payment of dividends by a Borrower to another Borrower, make any distribution or declare or pay any dividends (in cash or other property, other than common Stock) on, or purchase, acquire, redeem, or retire any of any Borrower's Stock, of any class, whether now or hereafter outstanding.

         7.12 Accounting Methods. Modify or change its method of accounting (other than as may be required to conform to GAAP) or enter into, modify, or terminate any agreement currently existing, or at any time hereafter entered into with any third party accounting firm or service bureau for the preparation or storage of Borrowers' accounting records without said accounting firm or service bureau agreeing to provide Lender information regarding the Collateral or Borrowers' financial condition.

         7.13 Investments. Except for Permitted Investments, directly or indirectly, make or acquire any Investment, or incur any liabilities (including contingent obligations) for or in connection with any Investment; provided, however, that Borrowers shall not have Permitted Investments (other than in the Cash Management Accounts) unless the applicable Borrower and the applicable securities intermediary or bank have entered into Control Agreements or similar arrangements governing such Permitted Investments, as Lender shall determine in its Permitted Discretion, to perfect (and further establish) the Lender's Liens in such Permitted Investments.

         7.14 Transactions with Affiliates. Directly or indirectly enter into or permit to exist any transaction with any Affiliate of any Borrower except for transactions that are in the ordinary course of Borrowers' business, upon fair and reasonable terms, that are fully disclosed to Lender, and that are no less favorable to Borrowers than would be obtained in an arm's length transaction with a non-Affiliate. Amend or waive any agreement with any Affiliate without the prior written consent of Lender.

         7.15 Suspension. Suspend or go out of a substantial portion of its business.

         7.16 Compensation. (a) Increase the annual fee or per-meeting fees paid to the members of its board of directors during any year by more than 15% over the prior year; or (b) pay or accrue total cash compensation, during any year, to its officers and senior management employees in an aggregate amount in excess of 115% of that paid or accrued in the prior year, provided, that, with regard to this subclause (b), the compensation of any Chief Executive Officer hired after the Closing Date shall not be included in such computation.

         7.17 Use of Proceeds. Use the proceeds of the Advances for any purpose other than (a) on the Closing Date, to pay transactional fees, costs, and expenses incurred in connection with this Agreement, the other Loan Documents, and the transactions contemplated hereby and thereby (including, without limitation, Lender Expenses), and (b) thereafter, consistent with the terms and conditions hereof, for its lawful and permitted purposes.

         7.18 Change in Location of Chief Executive Office; Inventory and Equipment with Bailees. Relocate its chief executive office to a new location without Administrative Borrower providing 30 days prior written notification thereof to Lender and so long as, at the time of such written notification, the applicable Borrower provides any financing statements or fixture filings necessary to perfect and continue perfected the Lender's Liens and also provides to Lender a Collateral Access Agreement with respect to such new location. The Inventory and Equipment shall not at any time now or hereafter be stored with a bailee, warehouseman, or similar party without Lender's prior written consent.

         7.19 Securities Accounts. Establish or maintain any Securities Account unless Lender shall have received a Control Agreement in respect of such Securities Account. Borrowers agree to not transfer assets out of any Securities Account; provided, however, that, so long as no Event of Default has occurred and is continuing or would result therefrom, Borrowers may use such assets (and the proceeds thereof) to the extent not prohibited by this Agreement.

         7.20 Financial Covenants.

              (a) Permit the amount of payment made for any single Capital Expenditure to exceed $50,000 or the aggregate amount of payments made for all Capital Expenditures of the Borrowers and subsidiaries on a Consolidated basis, including Capitalized Lease Obligations to exceed $250,000.

              (b) Fail to maintain Availability for each of the periods set forth below the minimum Availability corresponding to each such period set forth below:


---------------------------------------------------------   --------------------
                          Period                            Minimum Availability

---------------------------------------------------------   --------------------
---------------------------------------------------------   --------------------

From June 20, 2001 through and including June 30, 2001      $2,500,000

---------------------------------------------------------   --------------------
---------------------------------------------------------   --------------------

From July 1, 2001 through and including July 16, 2001       $2,000,000

---------------------------------------------------------   --------------------
---------------------------------------------------------   --------------------

On and after July 17, 2001                                  $1,000,000

---------------------------------------------------------   --------------------

    8. EVENTS OF DEFAULT.

         Any one or more of the following events shall constitute an event of default (each, an "Event of Default") under this Agreement:

         8.1 If Borrowers fail to pay when due and payable or when declared due and payable, all or any portion of the (a) Obligations constituting principal of the Advances or (b) Obligations constituting interest (including any interest which, but for the provisions of the Bankruptcy Code, would have accrued on such amounts), fees and charges due Lender, and, reimbursement of Lender Expenses, or other amounts (other than principal of the Advances) constituting Obligations and, in the case of this clause (b), such failure to pay continues unremedied for 5 Business Days;

         8.2 If Borrowers fail to perform, keep, or observe any term, provision, condition, covenant, or agreement contained in this Agreement or in any of the other Loan Documents;

         8.3  If  any  material   portion  of  any  Borrower's  or  any  of  its
Subsidiaries' assets is attached, seized, subjected to a writ or distress warrant, levied upon, or comes into the possession of any third Person;

         8.4 If an Insolvency Proceeding is commenced by any Borrower or any of its Subsidiaries;

         8.5 If an Insolvency Proceeding is commenced against any Borrower, or any of its Subsidiaries, and any of the following events occur: (a) the applicable Borrower or the Subsidiary consents to the institution of the Insolvency Proceeding against it, (b) the petition commencing the Insolvency Proceeding is not timely controverted, (c) the petition commencing the Insolvency Proceeding is not dismissed within 60 calendar days of the date of the filing thereof; provided, however, that, during the pendency of such period, Lender shall be relieved of its obligation to extend credit hereunder, (d) an interim trustee is appointed to take possession of all or any substantial portion of the properties or assets of, or to operate all or any substantial portion of the business of, any Borrower or any of its Subsidiaries, or (e) an order for relief shall have been entered therein;

         8.6 If any Borrower or any of its Subsidiaries is enjoined, restrained, or in any way prevented by court order from continuing to conduct all or any material part of its business affairs;

         8.7 If a notice of Lien, levy, or assessment is filed of record with respect to any Borrower's or any of its Subsidiaries' assets with a value in excess of $5,000 by the United States, Canada, or any department, agency, or instrumentality thereof, or by any state, county, municipal, or governmental agency, or if any taxes or debts owing at any time hereafter to any one or more of such entities becomes a Lien, whether choate or otherwise, upon any Borrower's or any of its Subsidiaries' assets with a value in excess of $5,000 and the same is not paid before such payment is delinquent;

         8.8 If a judgment or other claim becomes a Lien or encumbrance upon any material portion of any Borrower's or any of its Subsidiaries' assets;

         8.9 If there is a default in any material agreement to which any Borrower or any of its Subsidiaries is a party (including, without limitation, any defaults arising after the Closing Date with respect to the Supply Agreement) and such default (a) occurs at the final maturity of the obligations thereunder, or (b) results in a right by the other party thereto, irrespective of whether exercised, to accelerate the maturity of the applicable Borrower's or its Subsidiaries' obligations thereunder, to terminate such agreement, or to refuse to renew such agreement pursuant to an automatic renewal right therein;

         8.10 If any Borrower or any of its Subsidiaries makes any payment on account of Indebtedness that has been contractually subordinated in right of payment to the payment of the Obligations, except to the extent such payment is permitted by the terms of the subordination provisions applicable to such Indebtedness;

         8.11 If any misstatement or misrepresentation exists now or hereafter in any warranty, representation, statement, or Record made to Lender by any Borrower, its Subsidiaries, or any officer, employee, agent, or director of any Borrower or any of its Subsidiaries;

         8.12 If the obligation of the Guarantor under its Guaranty is limited or terminated by operation of law or by the Guarantor thereunder;

         8.13 If this Agreement or any other Loan Document that purports to create a Lien, shall, for any reason, fail or cease to create a valid and perfected and, except to the extent permitted by the terms hereof or thereof, first priority Lien on or security interest in the Collateral covered hereby or thereby;

         8.14 Any provision of any Loan Document shall at any time for any reason be declared to be null and void, or the validity or enforceability thereof shall be contested by any Borrower or the Guarantor, or a proceeding shall be commenced by any Borrower or the Guarantor, or by any Governmental Authority having jurisdiction over any Borrower, seeking to establish the invalidity or unenforceability thereof, or any Borrower shall deny that any Borrower has any liability or obligation purported to be created under any Loan Document;

         8.15 If the chief executive officer appointed by the Borrowers is not reasonably acceptable to the Lender or if there is a change in the scope of responsibilities or authority of the chief executive officer appointed by the Borrowers in accordance with the provisions of Section 3.2(i); or

         8.16 If there is a material deviation (as determined by Lender in its sole discretion) from the Closing Date Business Plan.

9.       THE LENDER'S RIGHTS AND REMEDIES.

         9.1 Rights and Remedies. Upon the occurrence, and during the continuation, of an Event of Default, Lender (at its election but without notice of its election and without demand) may do any one or more of the following, all of which are authorized by Borrowers:

              (a) Declare all Obligations, whether evidenced by this Agreement, by any of the other Loan Documents, or otherwise, immediately due and payable;

              (b) Cease advancing money or extending credit to or for the benefit of Borrowers under this Agreement, under any of the Loan Documents, or under any other agreement between Borrowers and Lender;

              (c) Terminate this Agreement and any of the other Loan Documents as to any future liability or obligation of Lender, but without affecting any of the Lender's Liens in the Collateral and without affecting the Obligations;

              (d) Settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms which Lender considers advisable, and in such cases, Lender will credit the Loan Account with only the net amounts received by Lender in payment of such disputed Accounts after deducting all Lender Expenses incurred or expended in connection therewith;

              (e) Cause Borrowers to hold all returned Inventory in trust for Lender, segregate all returned Inventory from all other assets of Borrowers or in Borrowers' possession and conspicuously label said returned Inventory as the property of Lender;

              (f) Without notice to or demand upon any Borrower or Guarantor, make such payments and do such acts as Lender considers necessary or reasonable to protect its security interests in the Collateral. Each Borrower agrees to assemble the Personal Property Collateral if Lender so requires, and to make the Personal Property Collateral available to Lender at a place that Lender may designate which is reasonably convenient to both parties. Each Borrower authorizes Lender to enter the premises where the Personal Property Collateral is located, to take and maintain possession of the Personal Property Collateral, or any part of it, and to pay, purchase, contest, or compromise any Lien that in Lender's determination appears to conflict with the Lender's Liens and to pay all expenses incurred in connection therewith and to charge Borrowers' Loan Account therefor. With respect to any of Borrowers' owned or leased premises, each Borrower hereby grants Lender a license to enter into possession of such premises and to occupy the same, without charge, in order to exercise any of Lender's rights or remedies provided herein, at law, in equity, or otherwise;

              (g) Without notice to any Borrower (such notice being expressly waived), and without constituting a retention of any collateral in satisfaction of an obligation (within the meaning of the Code), set off and apply to the Obligations any and all (i) balances and deposits of any Borrower held by Lender (including any amounts received in the Cash Management Accounts), or (ii) Indebtedness at any time owing to or for the credit or the account of any Borrower held by Lender;

              (h) Hold, as cash collateral, any and all balances and deposits of any Borrower held by Lender, and any amounts received in the Cash Management Accounts, to secure the full and final repayment of all of the Obligations;

              (i) Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell (in the manner provided for herein) the Personal Property Collateral. Each Borrower hereby grants to Lender a license or other right to use, without charge, such Borrower's labels, patents, copyrights, trade secrets, trade names, trademarks, service marks, and advertising matter, or any property of a similar nature, as it pertains to the Personal Property Collateral, in completing production of, advertising for sale, and selling any Personal Property Collateral and such Borrower's rights under all licenses and all franchise agreements shall inure to Lender's benefit;

              (j) Sell the Personal Property Collateral at either a public or private sale, or both, by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including Borrowers' premises) as Lender determines is commercially reasonable. It is not necessary that the Personal Property Collateral be present at any such sale;

              (k) Lender shall give notice of the disposition of the Personal Property Collateral as follows:

              (i) Lender shall give Administrative Borrower (for the benefit of the applicable Borrower) a notice in writing of the time and place of public sale, or, if the sale is a private sale or some other disposition other than a public sale is to be made of the Personal Property Collateral, then the time on or after which the private sale or other disposition is to be made; and

              (ii) The notice shall be personally delivered or mailed, postage prepaid, to Administrative Borrower as provided in Section 12, at least 10 days before the earliest time of disposition set forth in the notice; no notice needs to be given prior to the disposition of any portion of the Personal Property Collateral that is perishable or threatens to decline speedily in value or that is of a type customarily sold on a recognized market;

              (l) Lender may credit bid and purchase at any public sale;

              (m) Lender may seek the appointment of a receiver or keeper to take possession of all or any portion of the Collateral or to operate same and, to the maximum extent permitted by law, may seek the appointment of such a receiver without the requirement of prior notice or a hearing;

              (n) Lender shall have all other rights and remedies available to it at law or in equity pursuant to any other Loan Documents; and

              (o) Any deficiency that exists after disposition of the Personal Property Collateral as provided above will be paid immediately by Borrowers. Any excess will be returned, without interest and subject to the rights of third Persons, by Lender to Administrative Borrower (for the benefit of the applicable Borrower).

         9.2 Remedies Cumulative. The rights and remedies of Lender under this Agreement, the other Loan Documents, and all other agreements shall be cumulative. Lender shall have all other rights and remedies not inconsistent herewith as provided under the Code, by law, or in equity. No exercise by Lender of one right or remedy shall be deemed an election, and no waiver by Lender of any Event of Default shall be deemed a continuing waiver. No delay by Lender shall constitute a waiver, election, or acquiescence by it.

         10.  TAXES AND EXPENSES.

              If any Borrower fails to pay any monies (whether taxes, assessments, insurance premiums, or, in the case of leased properties or assets, rents or other amounts payable under such leases) due to third Persons, or fails to make any deposits or furnish any required proof of payment or deposit, all as required under the terms of this Agreement, then, Lender, in its sole discretion and without prior notice to any Borrower, may do any or all of the following:
(a) make payment of the same or any part thereof, (b) set up such reserves in Borrowers' Loan Account as Lender deems necessary to protect Lender from the exposure created by such failure, or (c) in the case of the failure to comply with Section 6.8 hereof, obtain and maintain insurance policies of the type described in Section 6.8 and take any action with respect to such policies as Lender deems prudent. Any such amounts paid by Lender shall constitute Lender Expenses and any such payments shall not constitute an agreement by Lender to make similar payments in the future or a waiver by Lender of any Event of Default under this Agreement. Lender need not inquire as to, or contest the validity of, any such expense, tax, or Lien and the receipt of the usual official notice for the payment thereof shall be conclusive evidence that the same was validly due and owing.

    11. WAIVERS; INDEMNIFICATION.

         11.1 Demand; Protest. Each Borrower waives demand, protest, notice of protest, notice of default or dishonor, notice of payment and nonpayment, nonpayment at maturity, release, compromise, settlement, extension, or renewal of documents, instruments, chattel paper, and guarantees at any time held by Lender on which any such Borrower may in any way be liable.

         11.2 Lender's Liability for Collateral. Each Borrower hereby agrees that: (a) so long as Lender complies with its obligations, if any, under the Code, Lender shall not in any way or manner be liable or responsible for:
(i) the safekeeping of the Collateral, (ii) any loss or damage thereto occurring or arising in any manner or fashion from any cause, (iii) any diminution in the value thereof, or (iv) any act or default of any carrier, warehouseman, bailee, forwarding agency, or other Person, and (b) all risk of loss, damage, or destruction of the Collateral shall be borne by Borrowers.

         11.3 Indemnification. Each Borrower shall pay, indemnify, defend, and hold the Lender-Related Persons, each Participant, and each of their respective officers, directors, employees, agents, and attorneys-in-fact (each, an "Indemnified Person") harmless (to the fullest extent permitted by law) from and against any and all claims, demands, suits, actions, investigations, proceedings, and damages, and all reasonable attorneys fees and disbursements and other costs and expenses actually incurred in connection therewith (as and when they are incurred and irrespective of whether suit is brought), at any time asserted against, imposed upon, or incurred by any of them (a) in connection with or as a result of or related to the execution, delivery, enforcement, performance, or administration of this Agreement, any of the other Loan Documents, or the transactions contemplated hereby or thereby, and (b) with respect to any investigation, litigation, or proceeding related to this Agreement, any other Loan Document, or the use of the proceeds of the credit provided hereunder (irrespective of whether any Indemnified Person is a party thereto), or any act, omission, event, or circumstance in any manner related thereto (all the foregoing, collectively, the "Indemnified Liabilities"). The foregoing to the contrary notwithstanding, Borrowers shall have no obligation to any Indemnified Person under this Section 11.3 with respect to any Indemnified Liability that a court of competent jurisdiction finally determines to have resulted from the gross negligence or willful misconduct of such Indemnified Person. This provision shall survive the termination of this Agreement and the repayment of the Obligations. If any Indemnified Person makes any payment to any other Indemnified Person with respect to an Indemnified Liability as to which Borrowers were required to indemnify the Indemnified Person receiving such payment, the Indemnified Person making such payment is entitled to be indemnified and reimbursed by Borrowers with respect thereto. WITHOUT LIMITATION, THE FOREGOING INDEMNITY SHALL APPLY TO EACH INDEMNIFIED PERSON WITH RESPECT TO INDEMNIFIED LIABILITIES WHICH IN WHOLE OR IN PART CAUSED BY OR ARISE OUT OF ANY NEGLIGENT ACT OR OMISSION OF SUCH INDEMNIFIED PERSON OR OF ANY OTHER PERSON.

    12. NOTICES.

         Unless otherwise provided in this Agreement, all notices or demands by Borrowers or Lender to the other relating to this Agreement or any other Loan Document shall be in writing and (except for financial statements and other informational documents, which may be sent by first-class mail, postage prepaid) shall be personally delivered or sent by registered or certified mail (postage prepaid, return receipt requested), overnight courier, electronic mail (at such email addresses as the Administrative Borrower or Lender, as applicable, may designate to each other in accordance herewith), or telefacsimile to Borrowers in care of Administrative Borrower or to Lender, as the case may be, at its address set forth below:


         If to Administrative Borrower:     International Knife & Saw, Inc.
                                            1299 Cox Avenue
                                            Erlanger, KY  41018
                                            Attn:    Chief Financial Officer
                                            Fax No.  859-817-2505

         with copies to:                    Dechert
                                            30 Rockefeller Center
                                            New York, NY  10112
                                            Attn:   Joel H. Levitin, Esq.
                                            Fax No. 212-698-3599

         If to Lender:                      CHILMARK FUND II, L.P.
                                            c/o Chilmark Partners
                                            875 North Michigan Avenue
                                            Suite 3460
                                            Chicago, Illinois 60611
                                             Attn:  John C. Haeckel
                                            Fax No. 312-337-0990

         with copies to:                    KAYE SCHOLER LLP
                                            311 South Wacker Drive
                                            62nd Floor
                                            Chicago, Illinois 60606
                                            Attn:   Sheldon Solow, Esq.
                                            Fax No. 312-583-2360

Lender and Borrowers may change the address at which they are to receive notices hereunder, by notice in writing in the foregoing manner given to the other party. All notices or demands sent in accordance with this Section 12, other than notices by Lender in connection with enforcement rights against the Collateral under the provisions of the Code, shall be deemed received on the earlier of the date of actual receipt or 3 Business Days after the deposit thereof in the mail. Each Borrower acknowledges and agrees that notices sent by Lender in connection with the exercise of enforcement rights against Collateral under the provisions of the Code shall be deemed sent when deposited in the mail or personally delivered, or, where permitted by law, transmitted by telefacsimile or any other method set forth above.

    13. CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER.

              (a) THE VALIDITY OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (UNLESS EXPRESSLY PROVIDED TO THE CONTRARY IN ANOTHER LOAN DOCUMENT IN RESPECT OF SUCH OTHER LOAN DOCUMENT), THE CONSTRUCTION, INTERPRETATION, AND ENFORCEMENT HEREOF AND THEREOF, AND THE RIGHTS OF THE PARTIES HERETO AND THERETO WITH RESPECT TO ALL MATTERS ARISING HEREUNDER OR THEREUNDER OR RELATED HERETO OR THERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

              (b) THE PARTIES AGREE THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL BE TRIED AND LITIGATED ONLY IN THE STATE AND FEDERAL COURTS LOCATED IN THE COUNTY OF NEW YORK, STATE OF NEW YORK, PROVIDED, HOWEVER, THAT ANY SUIT SEEKING ENFORCEMENT AGAINST ANY COLLATERAL OR OTHER PROPERTY MAY BE BROUGHT, AT LENDER'S OPTION, IN THE COURTS OF ANY JURISDICTION WHERE LENDER ELECTS TO BRING SUCH ACTION OR WHERE SUCH

COLLATERAL OR OTHER PROPERTY MAY BE FOUND. BORROWERS AND LENDER WAIVE, TO THE EXTENT PERMITTED UNDER APPLICABLE LAW, ANY RIGHT EACH MAY HAVE TO ASSERT THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO VENUE TO THE EXTENT ANY PROCEEDING IS BROUGHT IN ACCORDANCE WITH THIS SECTION 13(b).

         BORROWERS AND LENDER HEREBY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREIN, INCLUDING CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS. BORROWERS AND LENDER REPRESENT THAT EACH HAS REVIEWED THIS WAIVER AND EACH KNOWINGLY AND VOLUNTARILY WAIVES ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL. IN THE EVENT OF LITIGATION, A COPY OF THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

    14. ASSIGNMENTS AND PARTICIPATIONS; SUCCESSORS.

         14.1 Assignments and Participations.

              (a) Lender may assign and delegate to one or more assignees (each an "Assignee") all, or any ratable part of all, of the Obligations and the other rights and obligations of Lender hereunder and under the other Loan Documents; provided, however, that Borrowers may continue to deal solely and directly with Lender in connection with the interest so assigned to an Assignee until written notice of such assignment, together with payment instructions, addresses, and related information with respect to the Assignee, have been given to Administrative Borrower by Lender and the Lender and the Assignee execute an appropriate assignment and acceptance agreement.

              (b) From and after the date that Lender provides Administrative Borrower with such written notice and executed assignment and acceptance agreement, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment and acceptance agreement, shall have the assigned and delegated rights and obligations of Lender under the Loan Documents, and (ii) Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned and delegated by it pursuant to such assignment and acceptance agreement, relinquish its rights (except with respect to Section 11.3 hereof) and be released from its obligations under this Agreement (and in the case of an assignment and acceptance agreement covering all or the remaining portion of Lender's rights and obligations under this Agreement and the other Loan Documents, Lender shall cease to be a party hereto and thereto), and such assignment shall affect a novation between Borrowers and the Assignee.

              (c) Immediately upon Borrower's receipt of such fully executed assignment and acceptance agreement, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the rights and duties of Lender arising therefrom.

              (d) Lender may at any time sell to one or more commercial banks, financial institutions, or other Persons not Affiliates of Lender (a "Participant") participating interests in Obligations and the other rights and interests of Lender hereunder and under the other Loan Documents; provided, however, that (i) Lender shall remain the "Lender" for all purposes of this Agreement and the other Loan Documents and the Participant receiving the participating interest in the Obligations and the other rights and interests of Lender hereunder shall not constitute a "Lender" hereunder or under the other Loan Documents and Lender's obligations under this Agreement shall remain unchanged, (ii) Lender shall remain solely responsible for the performance of such obligations, (iii) Borrowers and Lender shall continue to deal solely and directly with each other in connection with Borrowers' and Lender's rights and obligations under this Agreement and the other Loan Documents, (iv) Lender shall not transfer or grant any participating interest under which the Participant has the right to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment to, or consent or waiver with respect to this Agreement or of any other Loan Document would (A) extend the final maturity date of the Obligations hereunder in which such Participant is participating, (B) reduce the interest rate applicable to the Obligations hereunder in which such Participant is participating, (C) release all or a material portion of the Collateral or guaranties (except to the extent expressly provided herein or in any of the Loan Documents) supporting the Obligations hereunder in which such Participant is participating, (D) postpone the payment of, or reduce the amount of, the interest or fees payable to such Participant through Lender, or (E) change the amount or due dates of scheduled principal repayments or prepayments or premiums, and (v) all amounts payable by Borrowers hereunder shall be determined as if Lender had not sold such participation, except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Lender under this Agreement. The rights of any Participant only shall be derivative through Lender and no Participant shall have any rights under this Agreement or the other Loan Documents or any direct rights as to Borrowers, the Collections, the Collateral, or otherwise in respect of the Obligations. No Participant shall have the right to participate directly in the making of decisions by Lender.

              (e) In connection with any such assignment or participation or proposed assignment or participation, a Lender may disclose all documents and information which it now or hereafter may have relating to Borrowers or Borrowers' business provided that such Assignee or Participant, or proposed Assignee or Participant, has agreed to the terms of Section 16.11 with respect to such documents and information.

              (f) Any other provision in this Agreement notwithstanding, Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement in favor of any Federal Reserve Bank in accordance with Regulation A of the Federal Reserve Bank or U.S. Treasury Regulation 31 CFR Section 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

         14.2 Successors. This Agreement shall bind and inure to the benefit of the respective successors and assigns of each of the parties; provided, however, that Borrowers may not assign this Agreement or any rights or duties hereunder without Lender's prior written consent and any prohibited assignment shall be absolutely void ab initio. No consent to assignment by Lender shall release any Borrower from its Obligations. Lender may assign this Agreement and the other Loan Documents and its rights and duties hereunder and thereunder pursuant to
Section 14.1 hereof and, except as expressly required pursuant to Section 14.1 hereof, no consent or approval by any Borrower is required in connection with any such assignment.

    15. AMENDMENTS; WAIVERS.

         15.1 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by Borrowers therefrom, shall be effective unless the same shall be in writing and signed by Lender and Administrative Borrower (on behalf of all Borrowers) and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

         15.2 No Waivers; Cumulative Remedies. No failure by Lender to exercise any right, remedy, or option under this Agreement or, any other Loan Document, or delay by Lender in exercising the same, will operate as a waiver thereof. No waiver by Lender will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by Lender on any occasion shall affect or diminish Lender's rights thereafter to require strict performance by Borrowers of any provision of this Agreement. Lender's rights under this Agreement and the other Loan Documents will be cumulative and not exclusive of any other right or remedy that Lender may have.

    16.  GENERAL PROVISIONS.

         16.1  Effectiveness.   This  Agreement  shall  be  binding  and  deemed
effective when executed by Borrowers and Lender.

         16.2 Section Headings. Headings and numbers have been set forth herein for convenience only. Unless the contrary is compelled by the context, everything contained in each Section applies equally to this entire Agreement.

         16.3 Interpretation. Neither this Agreement nor any uncertainty or ambiguity herein shall be construed against Lender or Borrowers, whether under any rule of construction or otherwise. On the contrary, this Agreement has been reviewed by all parties and shall be construed and interpreted according to the ordinary meaning of the words used so as to accomplish fairly the purposes and intentions of all parties hereto.

         16.4 Severability of Provisions. Each provision of this Agreement shall be severable from every other provision of this Agreement for the purpose of determining the legal enforceability of any specific provision.

         16.5 Withholding Taxes. All payments made by Borrowers hereunder or under any note will be made without setoff, counterclaim, or other defense, except as required by applicable law other than for Taxes (as defined below). All such payments will be made free and clear of, and without deduction or withholding for, any present or future taxes, levies, imposts, duties, fees, assessments or other charges of whatever nature now or hereafter imposed by any jurisdiction (other than the United States) or by any political subdivision or taxing authority thereof or therein (other than of the United States) with respect to such payments (but excluding, any tax imposed by any jurisdiction or by any political subdivision or taxing authority thereof or therein (i) measured by or based on the net income or net profits of Lender, or (ii) to the extent that such tax results from a change in the circumstances of Lender, including a change in the residence, place of organization, or principal place of business of Lender, or a change in the branch or lending office of Lender participating in the transactions set forth herein) and all interest, penalties or similar liabilities with respect thereto (all such non-excluded taxes, levies, imposts, duties, fees, assessments or other charges being referred to collectively as "Taxes"). If any Taxes are so levied or imposed, each Borrower agrees to pay the full amount of such Taxes, and such additional amounts as may be necessary so that every payment of all amounts due under this Agreement or under any note, including any amount paid pursuant to this Section 16.5 after withholding or deduction for or on account of any Taxes, will not be less than the amount provided for herein; provided, however, that Borrowers shall not be required to increase any such amounts payable to Lender if the increase in such amount payable results from Lender's own willful misconduct or gross negligence. Borrowers will furnish to Lender as promptly as possible after the date the payment of any Taxes is due pursuant to applicable law certified copies of tax receipts evidencing such payment by Borrowers.

         16.6 Amendments in Writing. This Agreement only can be amended by a writing signed by Lender and each Borrower.

         16.7 Counterparts; Telefacsimile Execution. This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and all of which, when taken together, shall constitute but one and the same Agreement. Delivery of an executed counterpart of this Agreement by telefacsimile shall be equally as effective as delivery of an original executed counterpart of this Agreement. Any party delivering an executed counterpart of this Agreement by telefacsimile also shall deliver an original executed counterpart of this Agreement but the failure to deliver an original executed counterpart shall not affect the validity, enforceability, and binding effect of this Agreement. The foregoing shall apply to each other Loan Document mutatis mutandis.

         16.8 Revival and Reinstatement of Obligations. If the incurrence or payment of the Obligations by any Borrower or Guarantor or the transfer to Lender of any property should for any reason subsequently be declared to be void or voidable under any state or federal law relating to creditors' rights, including provisions of the Bankruptcy Code relating to fraudulent conveyances, preferences, or other voidable or recoverable payments of money or transfers of property (collectively, a "Voidable Transfer"), and if Lender is required to repay or restore, in whole or in part, any such Voidable Transfer, or elects to do so upon the reasonable advice of its counsel, then, as to any such Voidable Transfer, or the amount thereof that Lender is required or elects to repay or restore, and as to all reasonable costs, expenses, and attorneys fees of Lender related thereto, the liability of Borrowers or Guarantor automatically shall be revived, reinstated, and restored and shall exist as though such Voidable Transfer had never been made.

         16.9 Integration. This Agreement, together with the other Loan Documents, reflects the entire understanding of the parties with respect to the transactions contemplated hereby and shall not be contradicted or qualified by any other agreement, oral or written, before the date hereof.

         16.10 International Knife as Agent for Borrowers. Each Borrower hereby irrevocably appoints International Knife as the borrowing agent and attorney-in-fact for all Borrowers (the "Administrative Borrower"), which appointment shall remain in full force and effect unless and until Lender shall have received prior written notice signed by each Borrower that such appointment has been revoked and that another Borrower has been appointed Administrative Borrower. Each Borrower hereby irrevocably appoints and authorizes the Administrative Borrower (i) to provide Lender with all notices with respect to Advances and all other notices and instructions under this Agreement and (ii) to take such action as the Administrative Borrower deems appropriate on its behalf to obtain Advances and to exercise such other powers as are reasonably incidental thereto to carry out the purposes of this Agreement. It is understood that the handling of the Loan Account and Collateral of Borrowers in a combined fashion, as more fully set forth herein, is done solely as an accommodation to Borrowers in order to utilize the collective borrowing powers of Borrowers in the most efficient and economical manner and at their request, and that Lender shall not incur liability to any Borrower as a result hereof. Each Borrower expects to derive benefit, directly or indirectly, from the handling of the Loan Account and the Collateral in a combined fashion since the successful operation of each Borrower is dependent on the continued successful performance of the integrated group. To induce Lender to do so, and in consideration thereof, each Borrower hereby jointly and severally agrees to indemnify and hold Lender harmless against any and all liability, expense, loss or claim of damage or injury, made against Lender by any Borrower or by any third party whosoever, arising from or incurred by reason of (a) the handling of the Loan Account and Collateral of Borrowers as herein provided, (b) Lender's relying on any instructions of the Administrative Borrower, or (c) any other action taken by Lender hereunder or under the other Loan Documents, except that Borrowers will have no liability to any Lender-Related Person under this Section 16.10 with respect to any liability that has been finally determined by a court of competent jurisdiction to have resulted solely from the gross negligence or willful misconduct of such Lender-Related Person.

         16.11 Confidentiality. Upon delivery to the Lender, or permitting the Lender to inspect, any written information pursuant to this Agreement or the other Loan Documents, the Borrowers are delivering or making available such information to the Lender with the understanding that the Lender shall treat such information as confidential to the extent such information is conspicuously marked confidential. The Lender agrees to hold such information in confidence from the date of disclosure thereof. Subject to the other provisions of this
Section 16.11, the Lender may disclose confidential information to its officers, directors, employees, attorneys, accountants or other professionals engaged by the Lender only after determining that such third party has been instructed to hold such information in confidence to the same extent as if it were the Lender. Notwithstanding the foregoing, the provisions of this Section 16.11 shall not apply to information within any one of the following categories or any combination thereof:

(i) information the substance of which, at the time of disclosure by the Lender, has been disclosed to or is known to any creditor of the Borrowers (other than information as to which such creditor is then under an obligation of nondisclosure), or any Person other than (A) a director, officer, employee or agent of any of the Borrowers or a professional engaged by the Borrowers or (B) a Person who is then under an obligation of nondisclosure (otherwise than as a consequence of a wrongful act of the Lender), (ii) information which the Lender had in its possession prior to receipt thereof from the disclosing party, or
(iii) information received by the Lender from a third party having no obligations of nondisclosure with respect thereto. Nothing contained in this
Section 16.11 shall prevent any disclosure: (x) believed in good faith by the Lender to be required by any law or guideline or interpretation or application thereof by any Governmental Authority, arbitrator or grand jury charged with the interpretation or administration thereof or compliance with any request or directive of any Governmental Authority, arbitrator or grand jury (whether or not having the force of law), (y) determined by counsel for the Lender to be necessary or advisable in connection with enforcement or preservation of rights under or in connection with this Agreement or any other Loan Document or (z) of any information which has been made public by a Person other than the Lender who, to the Lender's actual knowledge, was then under an obligation of nondisclosure. The Lender shall have the right to disclose any confidential information described in this Section 16.11 to an Assignee or prospective Assignee or to a Participant or prospective Participant in Advances hereunder, provided that the Lender shall have obtained from such Assignee or prospective Assignee or Participant or prospective Participant a written agreement to hold such information in confidence to the same extent as if it were the Lender.

         16.12 Debtor-in-Possession Financing. Subject to approval of the applicable United States Bankruptcy Court, if a Borrower receives an offer from a financial institution to provide debtor-in-possession financing, such Borrower shall provide Lender with a written notice setting forth the material terms and conditions of such offer. At any time within 10 Business Days after the receipt by Lender of such notice, Lender may provide Borrowers with notice that it is agreeable to providing such debtor-in-possession financing on the same terms and conditions as set forth in such notice. Borrowers agree that upon receipt of such notice from Lender it shall not pursue the debtor-in-possession financing offered by such other financial institution and shall not seek any other commitments for debtor-in-possession financing.

                           [Signature page to follow.]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered as of the date first above written.


                                       BORROWERS:

                                       IKS CORPORATION,
                                          a Delaware corporation


                                       By:
                                          --------------------------------
                                          Title:


                                       INTERNATIONAL KNIFE & SAW, INC.,
                                          a Delaware corporation


                                       By:
                                          --------------------------------
                                          Title:





                                       LENDER:

                                       CHILMARK FUND II, L.P.

                                       By: Chilmark II, LLC, a general partner


                                            By:
                                               ---------------------------,
                                               a member
                                               John C. Haeckel

                                TABLE OF CONTENTS

                                                                                                               Page

1.             DEFINITIONS AND CONSTRUCTION......................................................................1

     1.1       Definitions.......................................................................................1
     1.2       Accounting Terms.................................................................................16
     1.3       Code.............................................................................................16
     1.4       Construction.....................................................................................16
     1.5       Schedules and Exhibits...........................................................................17

2.             LOAN AND TERMS OF PAYMENT........................................................................17

     2.1       Revolver Advances................................................................................17
     2.2       Borrowing Procedures and Settlements.............................................................18
     2.3       Payments.........................................................................................18
     2.4       Overadvances.....................................................................................19
     2.5       Interest Rates, Payments, and Calculations.......................................................20
     2.6       Cash Management..................................................................................21
     2.7       Crediting Payments; Float Charge.................................................................21
     2.8       Designated Account...............................................................................22
     2.9       Maintenance of Loan Account; Statements of Obligations...........................................22
     2.10      Fees.............................................................................................23
     2.11      Capital Requirements.............................................................................23
     2.12      Joint and Several Liability of Borrowers.........................................................23

3.             CONDITIONS; TERM OF AGREEMENT....................................................................26

     3.1       Conditions Precedent to the Initial Extension of Credit..........................................26
     3.2       Conditions Subsequent to the Initial Extension of Credit.........................................28
     3.3       Conditions Precedent to all Extensions of Credit.................................................29
     3.4       Term.............................................................................................30
     3.5       Effect of Termination............................................................................30
     3.6       Early Termination by Borrowers...................................................................30

4.             CREATION OF SECURITY INTEREST....................................................................31

     4.1       Grant of Security Interest.......................................................................31
     4.2       Negotiable Collateral............................................................................31
     4.3       Collection of Accounts, General Intangibles, and Negotiable Collateral...........................31
     4.4       Delivery of Additional Documentation Required....................................................31
     4.5       Power of Attorney................................................................................32
     4.6       Right to Inspect.................................................................................32
     4.7       Control Agreements...............................................................................32

5.             REPRESENTATIONS AND WARRANTIES...................................................................33

     5.1       No Encumbrances..................................................................................33
     5.2       Eligible Accounts................................................................................33
     5.3       Inventory........................................................................................34
     5.4       Equipment........................................................................................34
     5.5       Location of Inventory and Equipment..............................................................34
     5.6       Inventory Records................................................................................34


     5.7       Location of Chief Executive Office; FEIN.........................................................34
     5.8       Due Organization and Qualification; Subsidiaries.................................................34
     5.9       Due Authorization; No Conflict...................................................................35
     5.10      Litigation.......................................................................................36
     5.11      No Material Adverse Change.......................................................................36
     5.12      Fraudulent Transfer..............................................................................37
     5.13      Employee Benefits................................................................................37
     5.14      Environmental Condition..........................................................................37
     5.15      Brokerage Fees...................................................................................37
     5.16      Intellectual Property............................................................................37
     5.17      Leases...........................................................................................37
     5.18      DDAs.............................................................................................38
     5.19      Complete Disclosure..............................................................................38
     5.20      Indebtedness.....................................................................................38

6.             AFFIRMATIVE COVENANTS............................................................................38

     6.1       Accounting System................................................................................38
     6.2       Collateral Reporting.............................................................................39
     6.3       Financial Statements, Reports, Certificates......................................................40
     6.4       Guarantor Reports................................................................................41
     6.5       Return...........................................................................................41
     6.6       Maintenance of Properties........................................................................42
     6.7       Taxes............................................................................................42
     6.8       Insurance........................................................................................42
     6.9       Location of Inventory and Equipment..............................................................43
     6.10      Compliance with Laws.............................................................................43
     6.11      Leases...........................................................................................43
     6.12      Intentionally Omitted............................................................................43
     6.13      Existence........................................................................................44
     6.14      Environmental....................................................................................44
     6.15      Disclosure Updates...............................................................................44

7.             NEGATIVE COVENANTS...............................................................................44

     7.1       Indebtedness.....................................................................................44
     7.2       Liens............................................................................................45
     7.3       Restrictions on Fundamental Changes..............................................................45
     7.4       Disposal of Assets...............................................................................45
     7.5       Change Name......................................................................................45
     7.6       Guarantee........................................................................................46
     7.7       Nature of Business...............................................................................46
     7.8       Prepayments and Amendments.......................................................................46
     7.9       Change of Control................................................................................46
     7.10      Consignments.....................................................................................46
     7.11      Distributions....................................................................................46
     7.12      Accounting Methods...............................................................................46
     7.13      Investments......................................................................................46
     7.14      Transactions with Affiliates.....................................................................47
     7.15      Suspension.......................................................................................47
     7.16      Compensation.....................................................................................47


     7.17      Use of Proceeds..................................................................................47
     7.18      Change in Location of Chief Executive Office; Inventory and Equipment with Bailees...............47
     7.19      Securities Accounts..............................................................................48
     7.20      Financial Covenants..............................................................................48

8.             EVENTS OF DEFAULT................................................................................48

9.             THE LENDER'S RIGHTS AND REMEDIES.................................................................50

     9.1       Rights and Remedies..............................................................................50
     9.2       Remedies Cumulative..............................................................................52

10.            TAXES AND EXPENSES...............................................................................52

11.            WAIVERS; INDEMNIFICATION.........................................................................53

     11.1      Demand; Protest..................................................................................53
     11.2      Lender's Liability for Collateral................................................................53
     11.3      Indemnification..................................................................................53

12.            NOTICES..........................................................................................54

13.            CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER.......................................................55

14.            ASSIGNMENTS AND PARTICIPATIONS; SUCCESSORS.......................................................56

     14.1      Assignments and Participations...................................................................56
     14.2      Successors.......................................................................................57

15.            AMENDMENTS; WAIVERS..............................................................................58

     15.1      Amendments and Waivers...........................................................................58
     15.2      No Waivers; Cumulative Remedies..................................................................58

16.            GENERAL PROVISIONS...............................................................................58

     16.1      Effectiveness....................................................................................58
     16.2      Section Headings.................................................................................58
     16.3      Interpretation...................................................................................58
     16.4      Severability of Provisions.......................................................................58
     16.5      Withholding Taxes................................................................................58
     16.6      Amendments in Writing............................................................................59
     16.7      Counterparts; Telefacsimile Execution............................................................59
     16.8      Revival and Reinstatement of Obligations.........................................................59
     16.9      Integration......................................................................................60
     16.10     International Knife as Agent for Borrowers.......................................................60
     16.11     Confidentiality..................................................................................60
     16.12     Debtor-in-Possession Financing...................................................................61


                             EXHIBITS AND SCHEDULES



Exhibit B-1                  Form of Borrowing Base Certificate
Exhibit C-1                  Form of Compliance Certificate

Schedule E-1                 Inventory Locations
Schedule P-1                 Permitted Liens
Schedule R-1                 Real Property Collateral
Schedule 2.6(a)              Cash Management Banks
Schedule 3.2(i)              Acceptable Candidates for Chief Executive Officer
Schedule 5.5                 Locations of Inventory and Equipment
Schedule 5.7                 Chief Executive Office; FEIN
Schedule 5.8(b)              Capitalization of Borrowers
Schedule 5.8(c)              Capitalization of Borrowers' Subsidiaries
Schedule 5.10                Litigation
Schedule 5.14                Environmental Matters
Schedule 5.16                Intellectual Property
Schedule 5.17                Leases
Schedule 5.18                Demand Deposit Accounts
Schedule 5.20                Permitted Indebtedness

                                   Exhibit B-1

                       Form of Borrowing Base Certificate

                             [intentionally omitted]

                                   Exhibit C-1

                         Form of Compliance Certificate

                         REPRESENTATIONS AND WARRANTIES
                                   OF OFFICERS

                                       OF

                         International Knife & Saw, Inc.

                                (Name of Company)

To:      Foothill Capital Corporation

          To assist you in evaluation of the financing that you are considering on our behalf, to expedite the preparation of any documentation which may be required, and to induce you to provide such financing, the undersigned submits and represents the following information about our company, its organizational structure, and other matters of interest to you:

1.       THE COMPANY

     a. The full and correct name of our company (as it appears in our Articles of Incorporation or other organizational document) is:

          International Knife & Saw, Inc hereinafter the "Company"

     b. During the past 5 years, the Company has had the following corporate names:

          No other names

     c. During the past 5 years, the Company has used the following trade name(s) and/or trade style(s):

          Name                                                      Date Used

          See Attachment A

     d. The Company was incorporated on November 14, 1979, under the laws of Delaware and it is in good standing under those laws. The Company has qualified to do business in the following states and is in good standing under the laws of those states:

          See Attachment B


     e.   The  federal  taxpayer   identification  number  of  the  Company  is:
          57-0697252

     f. The Company is affiliated with, or has ownership interests in, the following corporations (including subsidiaries):

                                      Type of           Ownership Percentage
          Name and Address           Operation             or Relationship


          See Attachment C

     g. During the preceding 5 year period, the Company has not been a party to any merger, consolidation, stock acquisition or purchase of a substantial portion of the assets of any person or entity, except as follows (if none, so state):

          Type of Transaction                                  Date Concluded

          Please see 2000 Form 10-K, pages II-19 through 11-20 for details of acquisitions


2.  LOCATIONS OF COMPANY

     a. The chief executive office of the Company is currently located at, and additional locations at which the Company maintains any books or records are at the following addresses:

          1299 Cox Avenue, Erlanger, KY 41018

     b. During the past 5 years, the Company's chief executive office has been located at the following additional addresses:

          - None -

     c. The following are all of the locations where the Company maintains any equipment or inventory:

          See Attachment D

     d. The following are the names and addresses of all warehousemen, bailees, or consignees who have possession of any of the Company's inventory:

          - None -


3.  SPECIAL TYPES OF COLLATERAL

     a The following are all of the patents, trademarks, servicemarks, and copyrights, or applications therefor, of the Company:

Patents:
--------

                                       Application/
         Description                    Patent No.              Issue Dates
         -----------                    ----------              -----------

           - None -
         ----------------------   -----------------------   ------------------

         ----------------------   -----------------------   ------------------

         ----------------------   -----------------------   ------------------

Trademarks and Servicemarks:
----------------------------

         Description                    Application/            Issue Dates
                                         Patent No.
         See Attachment E
         ----------------------   -----------------------   ------------------

         ----------------------   -----------------------   ------------------

         ----------------------   -----------------------   ------------------

Copyrights:
-----------
                                       Application/
         Description                    Patent No.              Issue Dates
         -----------                    ----------              -----------

           - None -
         ----------------------   -----------------------   ------------------

         ----------------------   -----------------------   ------------------

         ----------------------   -----------------------   ------------------

     b.   The Company owns the following kinds of assets:

         Franchises, marketing agreements,
          or similar agreements:                              Yes _____ No __X__

         Stocks, bonds, or other securities:                  Yes _____ No __X__

         Promissory notes, or other instruments or
         evidence of indebtedness in favor of such person:    Yes __X__ No _____

         Leases of equipment, security agreements
         naming such person as secured party, or
         other chattel paper:                                 Yes __X__ No __X__

         Aircraft:                                            Yes _____ No __X__

         Vessels, boats or ships:                             Yes _____ No __X__

         Railroad rolling stock:                              Yes _____ No __X__

         Motor Vehicles or similar certificated collateral:   Yes __X__ No _____


     c. The following are all banks or savings institutions at which the Company maintain deposit accounts:

    Name of                                         Branch          Description
    Institutions             Account Number        Address          of Account

    Fifth Third Bank of       999-77224     8100 Burlington Pike   Concentration
    ---------------------------------------------------------------------------
    Northern Kentucky, Inc.                 Florence, KY 41042
    ---------------------------------------------------------------------------
    Same                      741-30262     Same                   Payroll-ZBA
    ---------------------------------------------------------------------------
    Same                      741-33025     Same                   A/P-ZBA
    ---------------------------------------------------------------------------


4.  OWNERSHIP OF THE COMPANY

     a. There is no agreement of the owners of the Company nor any provision in the governing documents of the Company requiring any vote or consent of the equity holders to authorize the creation of a security interest in any assets of the Company or any subsidiary, except (describe, if any): - No -

     b.   The  following  collectively  own 100% of the equity  interests of the
          Company:

          Name                           Ownership Percentage

          IKS Corporation                100%




5.  OFFICERS OF THE COMPANY

     a. The officers of the Company are as follows: (Use an "x" to indicate members of the Board of Directors) Directors

          Chairman of the Board: _______________
          President: ___________________________
          Vice President:   Jeff Welday
          Vice President:   Brad Widmann
          Chief Financial Officer:   William M. Schult
          Secretary: __________________________

     b.   Additional members of the Board are:

                  Steven A. Anderson



     c. The following persons will have signatory powers as to all your transactions with the Company:

                  William M. Schult
                  Paul A. Severt


6.  ADDITIONAL INFORMATION

     a. The Company has the following employee benefit plans (pension, profit sharing, etc.): International Knife & Saw, Inc Profit Sharing and 401
          (k) Plan

     b. The Company is not a party to any collective bargaining or other agreement with any organization or representative of any of its employees, except (if none, so state):

              Teamsters Local Union No.  117



     c. The following is a list of all known hazardous or toxic waste storage or dump sites on any premises owned or leased by the Company or any of its subsidiaries and a description of the nature of the substances located thereon and the type of facility:

                  - None -



d.       The Company will be represented by the law firm of.

         Name of Firm:     Dechert
         Address:          30 Rockefeller Plaza         New York, NY 10112
         Phone Number:     212-698-3558
         Partner Handling Relationship:   Joel H. Levitin

     e.  The Certified Public Accountants for the Company is the firm of

         Name of Firm:     Ernst & Young LLP
         Address:  1300 Chiquita Center  250 East Fifth St. Cincinnati, OH 45202
         Phone Number:     513-361-1666
         Partner Handling Relationship:   John Rodgers
         Were statements uncertified for any fiscal year?:    No


     f.   The Insurance Broker for the Company is:

         Name of Agent or Broker:   Schiff Kreidler Shell
         Address:   1 West Fourth St.  Suite 1300   Cincinnati, OH 45202
         Phone/FAX Number:   Phone 513-977-3164   Fax 513-977-3193
         Partner Handling Relationship:   Tim Tepe

     g. There are no tax liens or judgments against the Company, its subsidiaries or affiliates or any of its officers, except as follows (if none, so state):

          - None -

          There are no lawsuits pending against the Company, its subsidiaries or affiliates or any of its officers, except as follows (if none, so state):

          Style of Lawsuit               Court                Nature of Action
          ----------------               -----                ----------------

          - None -
          -------------------    --------------------     ----------------------

          -------------------    --------------------     ----------------------

          -------------------    --------------------     ----------------------

          -------------------    --------------------     ----------------------


          By the execution and delivery hereof, we hereby represent and warrant to you that all of the foregoing information is true, correct, and complete. In addition, we also confirm your authority to file (including pre-filing) any and all financing statements or other records naming the Company and identifying all of its assets as collateral as you deem necessary or advisable in connection with the pursuit of the proposed financing.

                                       Very truly yours

                                       ---------------------------------------
                                       Signature

                                       ---------------------------------------
                                       William M. Schult
                                       (Print Name)

                                       Title:   Executive Vice President - CFO
                                                Treasurer and Secretary

                                                                    ATTACHMENT A



          The Corporation uses and owns the following trade name(s) in the operation of its business (e.g. billing, advertising, etc)

          The Company markets its products under certain trademarks, including "IKS (TM)", "Cascade Southern", "Chromavan," "Chromalit," "Compaflex," "Compalloy," "Durakut," "Durapid," "Duritan," "Dynabloc (TM)", "Dynapren," "Dynatherm," "Hyperhone(TM)", "Klirit," "KSFmicroplan," "Novacrom(TM)", "Novador," "QCP," "Quality Cut Knife Maintenance Program and Design," "Rolf Meyer", "SAVE," "Stop," "Surekut(TM)," "Systi-Matic", "TecalloyTM", "Tecnolite(TM)", "Tungsten Carbide Quattro," "Diamond Cut," "Dialux," "Ultrid," and "Workalit." In addition, the Company uses the following tradenames: American Custom Metals; Ban-Carb; Canadian Knife & Saw; Durakut; Econokut; Hannaco; Hyperhone; IKS de Mexico; Kodiak; SPS; Tuff-Tip; and Ultrakut.

                                                                    ATTACHMENT B



          International Knife & Saw, Inc. is a Delaware corporation and is qualified to do business in the following states:

Alabama
Arkansas
Georgia
Kentucky
Louisiana
Maine
Oregon
South Carolina
Washington

                                                                    ATTACHMENT C


                              [Place for Graphic]

                                                                    ATTACHMENT D



IKS Bangor                                    IKS Systi-Matic   *
337 Perry Road                                12530 135th Avenue NE
Bangor, ME 04401                              Kirkland, WA 98034
Bus:     800-258-8970                         Bus:     800-426-0000
Bus 2:   207-947-3304                         Bus 2:   425-823-8200
Bus Fax: 207-945-0145                         Bus Fax: 425-821-0804

IKS Camden                                    IKS McMinnville
P. O. Box 878 600                             1300 NE Alpha Drive
Camden Bypass                                 McMinnville, OR 97128-9711
Camden, AL 36726                              Bus: 800-367-6101
Bus:     800-633-2710                         Bus 2:   503-434-5633
Bus:     800-633-2710                         Bus Fax: 503-434-9881
Bus Fax: 334-682-4125

IKS Cincinnati                                IKS Statesboro    *
P.O.  Box 752006 (Mailing)                    590 Gentilly Road
Cincinnati, OH 45275-2006                     Statesboro, GA 30459
1299 Cox Avenue (Shipping)                    Bus:     888-323-6841
Erlanger, KY 41018                            Bus 2:   912-489-4869
Bus:     800-354-9872                         Bus Fax: 912-489-5420
Bus 2:   859-371-0333
Bus Fax: 859-371-6672

IKS Florence                                  IKS West Monroe
P.O.  Box 100535 (Mailing)                    600 Grantham Avenue
1435 N.  Cashua Road (Shipping)               West Monroe, LA 71292
Florence, SC 29501-0535                       P.O.  Drawer 3147
Bus:     800-334-3057                         West Monroe, LA 71294-3147
Bus 2:   843-662-6345                         Bus:     318-388-2539
Bus Fax: 843-669-1185                         Bus Fax: 318-388-5796

IKS Cascade Southern
1075 Fox Pass Cutoff
Hot Springs, AR 71901
Bus:     800-423-8410
Bus 2:   501-624-2437
Bus Fax: 501-624-2806

                                                              * Leased

                                                                       EXHIBIT E

International Knife & Saw, Inc.
Active Trademark Inventory



Application                                    Registration          Registration
Owner                                          Trademark             Country                  Status       Number       Filing Date

American Custom                                ACM & Design          U.S.A.                   Registered
Metals Co. Inc.

IKS Corporation                                HYPERPHONE            Canada                   Registered      835,209   31-Jan-97

IKS Corporation                                HYPERPHONE            U.S.A.                   Registered   75/154,902   23-Aug-96
6/1/2004-2005

IKS Corporation                                HYPERPHONE            Canada                   Registered      835,208   31-Jan-97
(Stylized)

IKS Corporation                                IKS & Design          Peru                     Registered        70389   14-Sep-98

IKS Corporation                                Perpetual Edge        U.S.A.                   Registered   75/607,899   17-Dec-98
1/11/2005-2006

IKS Corporation                                QCP                   Canada                   Registered      835,210   31-Jan-97

International Knife & Saw, ECONOKUT            Canada                Registered                               806,630   11-Mar-96
Inc.

International Knife & Saw, ECONOKUT            U.S.A.                Registered               75/001,002   03-Oct-95
Inc.                                           1/14/2002-2003

International Knife & Saw, HYPERPHONE          U.S.A.                Registered               75/154,903   23-Aug-96
Inc.                                           (Stylized)            12/29/2003-2004

International Knife & Saw, IKS & Design        Canada                Registered                               651,697   23-Feb-90
Inc.

International Knife & Saw, IKS & Design        Chile                 Registered                               236,459   02-Apr-93
Inc.

International Knife & Saw, IKS & Design        Germany               Registered J24856/8WZ    23-Feb-90
Inc.

International Knife & Saw, IKS & Design        Mexico                Registered               17-Apr-90
Inc.

International Knife & Saw, IKS & Design        U.S.A.                Registered               73/821,425   25-Aug-89
Inc.                                           renewal application

International Knife & Saw, KODIAK              U.S.A.                Registered               74/361,302   19-Feb-93
Inc.

International Knife & Saw, QCP                 U.S.A.                Registered               75/154,805   23-Aug-96
Inc.                                           8/12/2002



International Knife & Saw, QCP QUALITY KNIFE   U.S.A.                Registered               75/154,904   23-Aug-96
Inc.                                           MAINTENANCE PROGRAM   11/11/2002-2003

International Knife & Saw, SAWYER'S CHOICE     Canada                Pending
Inc.                                           5/21/2001

International Knife & Saw, SAWYER'S CHOICE     Mexico                Registered                                336191   15-Jun-98
Inc.

International Knife & Saw, SAWYER'S CHOICE     U.S.A.                Registered               75/437,821   20-Feb-98
Inc.                                           6/1/2004-2005

International Knife & Saw, SUREKUT             Canada                Registered                               651,700   23 Feb-90
Inc.

International Knife & Saw, SUREKUT             Mexico                Registered                                 81873   26-Feb-90
Inc.                                           proof of use

International Knife & Saw, SUREKUT             U.S.A.                Registered               73/821,424   25-Aug-89
Inc.                                           renewal

International Knife & Saw, ULTRAKUT            U.S.A.                Pending                  75/938,785   07-Mar-00
Inc.



                                               Number       Date        Remarks
--------------------------------------------------------------------------------------------------
                                                  876,956   16-Sep-69   Renewal due 9/16/2009
--------------------------------------------------------------------------------------------------
                                               TMA486,215   02-Nov-97   Renewal due 9/16/2009
--------------------------------------------------------------------------------------------------
                                                2,249,993   01-Jun-99   Affidavit of Use due
--------------------------------------------------------------------------------------------------
                                               TMA502,171   13-Oct-98   Renewal due 10/13/2013
--------------------------------------------------------------------------------------------------
                                                    53811   30-Mar-00   Renewal due 3/30/2009
--------------------------------------------------------------------------------------------------
                                                2,307,554   11-Jan-00   Affidavit of Use due
--------------------------------------------------------------------------------------------------
                                               TMA498,722   17-Aug-99   Renewal due 8/17/2003
--------------------------------------------------------------------------------------------------
                                                   475586   30-Apr-97   Renewal due 4/30/2012
--------------------------------------------------------------------------------------------------
                                                2,029,851   14-Jan-97   Affidavit of Use due
            --------------------------------------------------------------------------------------
                                                2,215,050   29-Dec-98   Affidavit of Use due
            --------------------------------------------------------------------------------------
                                               TMA411,652   30-Apr-93   Renewal due 4/30/2008
            --------------------------------------------------------------------------------------
                                                  416,888   18-Nov-93   Renewal due 11/18/2003
            --------------------------------------------------------------------------------------
                                                  1182916   17-Dec-91   Renewal due 2/12/2010
            --------------------------------------------------------------------------------------
                                                   434659   36-May-93   Renewal due 4/17/2010
            --------------------------------------------------------------------------------------
                                                1,612,667   11-Sep-90   Awaiting acceptance of
            --------------------------------------------------------------------------------------
                                                1,887,747   04-Apr-95   Renewal due 4/4/2005
            --------------------------------------------------------------------------------------
                                                2,087,635   12-Aug-97   Affidavit of Use due
            --------------------------------------------------------------------------------------
                                                2,111,977   11-Nov-97   Affidavit of Use due
            --------------------------------------------------------------------------------------
                                                  878,814   21-May-98   Declaration of Use due
            --------------------------------------------------------------------------------------
                                                   586597   31-Aug-96   Proof of Use due 8/31/2001
            --------------------------------------------------------------------------------------
                                                2,249,314   01-Jun-99   Affidavit of Use due
            --------------------------------------------------------------------------------------
                                               TMA392,606   10-Jan-92   Renewal due 1/10/2007
            --------------------------------------------------------------------------------------
                                                   395481   23-May-91   Awaiting acceptance of
            --------------------------------------------------------------------------------------
                                                1,613,553   18-Sep-90   Awaiting certificate of
            --------------------------------------------------------------------------------------
                                                                        Response due 2/22/2001
            --------------------------------------------------------------------------------------


                                  Schedule E-I

                               Inventory Locations

See Schedule 5.5.

                                  Schedule P-1

                                 Permitted Liens


1. With respect to the real property located at 1435 N. Cashua Road, Florence, South Carolina, International Knife has an arrangement with the previous owner of a portion of the land that allows such previous owner to remain living in a house located on such property until the time of her death.

2. Certain machinery and equipment have been secured pursuant to capitalized leases. Such capitalized lease obligations are in the amount of not more than $3,500,000.

                                  Schedule R-1

                            Real Property Collateral


1299 Cox Avenue, Erlanger, KY 41018

1300 NE Alpha Drive, McMinnville, Oregon 97128-9711

1435 N. Cashua Road, Florence, South Carolina 29501-0535

337 Perry Road, Bangor, Maine 04401

600 Camden Bypass, Camden, Alabama 36726

                                 Schedule 2.6(a)

                              Cash Management Banks


Fifth Third Bank of Northern Kentucky, Inc.
8100 Burlington Pike
Florence, KY 41042

                                 Schedule 3.2(i)

                Acceptable Candidates for Chief Executive Officer

Michael Rapoport
Eugene Davis
Robert Boden

                                  Schedule 5.5

                      Locations of Inventory and Equipment


IKS Bangor                                     IKS Systi-Matic   *
337 Perry Road                                 12530 135th Avenue NE
Bangor, ME 04401                               Kirkland, WA 98034
Bus:     800-258-8970                          Bus:     800-426-0000
Bus 2:   207-947-3304                          Bus 2:   425-823-8200
Bus Fax: 207-945-0145                          Bus Fax: 425-821-0804

IKS Camden                                     IKS McMinnville
P. O. Box 878 600                              1300 NE Alpha Drive
Camden Bypass                                  McMinnville, OR 97128-9711
Camden, AL 36726                               Bus:     800-367-6101
Bus:     800-633-2710                          Bus 2:   503-434-5633
Bus:     800-633-2710                          Bus Fax: 503-434-9881
Bus Fax: 334-682-4125

IKS Cincinnati                                 IKS Statesboro    *
P.O.  Box 752006 (Mailing)                     590 Gentilly Road
Cincinnati, OH 45275-2006                      Statesboro, GA 30459
1299 Cox Avenue (Shipping)                     Bus:     888-323-6841
Erlanger, KY 41018                             Bus 2:   912-489-4869
Bus:     800-354-9872                          Bus Fax: 912-489-5420
Bus 2:   859-371-0333
Bus Fax: 859-371-6672

IKS Florence                                   IKS West Monroe
P.O.  Box 100535 (Mailing)                     600 Grantham Avenue
1435 N.  Cashua Road (Shipping)                West Monroe, LA 71292
Florence, SC 29501-0535                        P.O.  Drawer 3147
Bus:     800-334-3057                          West Monroe, LA 71294-3147
Bus 2:   843-662-6345                          Bus:     318-388-2539
Bus Fax: 843-669-1185                          Bus Fax: 318-388-5796

IKS Cascade Southern
1075 Fox Pass Cutoff
Hot Springs, AR 71901
Bus:     800-423-8410
Bus 2:   501-624-2437
Bus Fax: 501-624-2806

                   * Leased

                                  Schedule 5.7

                          Chief Executive Office; FEIN


International Knife
-------------------

Location of chief executive office:

1299 Cox Avenue
Erlanger, KY 41018

Federal Taxpayer Identification Number:

57-0697252


Parent
------

Location of chief executive office:

1299 Cox Avenue
Erlanger, KY 41018

Federal Taxpayer Identification Number:
13-2759891

                                 Schedule 5.8(b)

                           Capitalization of Borrowers

International Knife

         Authorized Capital Stock:
                  580,000 shares of common stock
                  0 shares of preferred stock

         Outstanding Capital Stock:
                  481,971 shares of common stock
                  0 shares of preferred stock

Parent

         Authorized Capital Stock:
                  200,000 shares of Class A common stock
                  200,000 shares of Class B common stock
                  12,015 shares of Series A preferred stock
                  2,000 shares of Series B preferred stock

         Outstanding Capital Stock:
                  89,850 shares of Class A common stock
                  14,685 shares of Class B common stock
                  11,972.80 shares of Series A preferred stock
                  876 shares of Series B preferred stock

                                 Schedule 5.8(c)

                    Capitalization of Borrowers' Subsidiaries


IKS Mexican Holdings SA de CV (Mexico)

         Authorized Capital Stock:

                  ____ shares of common stock
                  ____ shares of preferred stock

         Outstanding Capital Stock:

                  ____ shares of common stock
                  ____ shares of preferred stock

                  100% owned by International Knife

IKS de Mexico SA de CV (Mexico)

         Authorized Capital Stock:

                  ____ shares of common stock
                  ____ shares of preferred stock

         Outstanding Capital Stock:

                  ____ shares of common stock
                  ____ shares of preferred stock

                  100% owned by IKS Mexican Holdings SA de CV

IKS Canadian Knife & Saw Ltd.  (Canada)

         Authorized Capital Stock:

                  unlimited shares of common stock
                  no shares of preferred stock

         Outstanding Capital Stock:

                  95,444 shares of common stock
                  0 shares of preferred stock

                  100% owned by International Knife

PT Bevenmas Jaya (Indonesia)

         Authorized Capital Stock:

                  ____ shares of common stock
                  ____ shares of preferred stock

         Outstanding Capital Stock:

                  ____ shares of common stock
                  ____ shares of preferred stock

                  100% owned by International Knife

International Knife & Saw Trading Corp.  (Virgin Islands)

         Authorized Capital Stock:

                  ____ shares of common stock
                  ____ shares of preferred stock

         Outstanding Capital Stock:

                  ____ shares of common stock
                  ____ shares of preferred stock

                  100% owned by International Knife

                                  Schedule 5.10

                                   Litigation



None.

                                  Schedule 5.14

                              Environmental Matters

1. International Knife retained an environmental company earlier this calendar year to determine the exposure, if any, of International Knife due to the run-off of certain chemicals used in the process of cleaning machinery at the property located in Erlanger, Kentucky. Such environmental company determined the exposure of International Knife to be not more than $50,000.

                                  Schedule 5.16

                              Intellectual Property


          The Corporation uses and owns the following trade name(s) in the operation of its business (e.g. billing, advertising, etc)

          The Company markets its products under certain trademarks, including "IKS (TM)", "Cascade Southern", "Chromavan," "Chromalit," "Compaflex," "Compalloy," "Durakut," "Durapid," "Duritan," "Dynabloc (TM)", "Dynapren," "Dynatherm," "Hyperhone(TM)", "Klirit," "KSFmicroplan," "Novacrom(TM)", "Novador," "QCP," "Quality Cut Knife Maintenance Program and Design," "Rolf Meyer", "SAVE," "Stop," "Surekut(TM)," "Systi-Matic", "TecalloyTM", "Tecnolite(TM)", "Tungsten Carbide Quattro," "Diamond Cut," "Dialux," "Ultrid," and "Workalit." In addition, the Company uses the following tradenames: American Custom Metals; Ban-Carb; Canadian Knife & Saw; Durakut; Econokut; Hannaco; Hyperhone; IKS de Mexico; Kodiak; SPS; Tuff-Tip; and Ultrakut.


Owner               Trademark       Country    Status    Application  Filing      Registration   Registration        Remarks
                                                            Number      Date        Number         Date
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
American Custom     ACM & Design    U.S.A.   Registered                              876,956      16-Sep-69   Renewal due 09/16/2009
Metals Co. Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
IKS Corporation     HYPERHONE       Canada   Registered    835,209    31-Jan-97    TMA486,215     02-Nov-97   Renewal due 11/2/2012
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
IKS Corporation     HYPERHONE       U.S.A.   Registered  75/154,902   23-Aug-96     2,249,993     01-Jun-99   Affidavit of Use due
                                                                                                              6/1/2004-2005
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
IKS Corporation     HYPERHONE       Canada   Registered    835,208    31-Jan-97    TMA502,171     13-Oct-98   Renewal due 10/13/2013
                    (Stylized)
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
IKS Corporation     IKS & Design     Peru    Registered     70389     14-Sep-98       53611       30-Mar-99   Renewal due 3/30/2009
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
IKS Corporation     PERPETUAL EDGE  U.S.A.   Registered  75/607,899   17-Dec-98     2,307,554     11-Jan-00   Affidavit of Use due
                                                                                                              1/11/2005-2006
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
IKS Corporation     QCP             Canada   Registered    835,210    31-Jan-97    TMA498,722     17-Aug-98   Renewal due 8/17/2013
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
International       ECONOKUT        Canada   Registered    806630     11-Mar-96      475586       30-Apr-97   Renewal due 4/30/2012
Knife and Saw, Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
International       ECONOKUT        U.S.A.   Registered  75/001,002   03-Oct-95     2,029,861     14-Jan-97   Affidavit of Use due
Knife and Saw, Inc                                                                                            1/14/2002-2003
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
International       HYPERHONE       U.S.A.   Registered  75/154,903   23-Aug-96     2,215,050     29-Dec-98   Affidavit of Use due
Knife and Saw, Inc  (Stylized)                                                                                12/29/2003-2004
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
International       IKS & Design    Canada   Registered    651,697    23-Feb-90    TMA411,652     30-Apr-93   Renewal due 4/30/2008
Knife and Saw, Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
International       IKS & Design     Chile   Registered   22236,458   02-Apr-93      416,868      18-Nov-93   Renewal due 11/18/2003
Knife and Saw, Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       IKS & Design    Germany  Registered  J24856/8Wz   23-Feb-90      1182916      17-Dec-91   Renewal due 2/23/2010
Knife and Saw, Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       IKS & Design    Mexico   Registered               17-Apr-90      434659       26-May-93   Renewal due 4/17/2010
Knife and Saw, Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ --------------------


------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
Owner               Trademark       Country    Status    Application  Filing      Registration   Registration          Remarks
                                                           Number        Date        Number         Date
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       IKS & Design    U.S.A.   Registered  73/821,425   25-Aug-89     1,612,667     11-Sep-90   Awaiting application
Knife and Saw, Inc                                                                                            of renewal application
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ----------------------
International       KODIAK          U.S.A.   Registered  74/361,302   19-Feb-93     1,887,747     04-Apr-95   Renewal due 4/4/2005
Knife and Saw, Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       QCP             U.S.A.   Registered  75/154,905   23-Aug-96     2,087,635     12-Aug-97   Affidavit of Use due
Knife and Saw, Inc                                                                                            08/12/2002
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       QCP QUALITY CUT  U.S.A.   Registered  75/154,904   23-Aug-96     2,111,977     11-Nov-97  Affidavit of Use due
Knife and Saw, Inc  KNIFE MAINTENANCE                                                                         5/21/2001
                    PROGRAM
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       SUREKUT         Canada   Registered    651,700    23-Feb-90    TMA392,606     10-Jan-92   Renewal due 1/10/2007
Knife and Saw, Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       SUREKUT         Mexico   Registered     81873     26-Feb-90      395481       23-May-91   Awaiting acceptance of
Knife and Saw, Inc                                                                                            proof of use
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       SUREKUT         U.S.A.   Registered  73/821,424   25-Aug-89     1,613,553     18-Sep-90   Awaiting certificate
Knife and Saw, Inc                                                                                            of renewal
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ------------ ---------------------
International       ULTRAKUT        U.S.A.    Pending    75/938,785   07-Mar-00                               Response Due 2/22/2001
Knife and Saw, Inc
------------------- ----------------------- ----------- ------------ ----------- -------------- ------------ ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ----------- ----------------------
International       IKIS            U.S.A.    Pending    76/213,076   21-Feb-01                               Pending
Knife & Saw, Inc
------------------- --------------- -------- ----------- ------------ ----------- -------------- ----------- ----------------------
------------------- --------------- -------- ----------- ------------ ----------- -------------- ----------- ----------------------
International       IKIS and Design  U.S.A.    Pending    76/213,077   21-Feb-01                              Pending
Knife & Saw, Inc
 ------------------- --------------- -------- ----------- ------------ ----------- -------------- ----------- ----------------------



                                  Schedule 5.17

                                     Leases


1.       730 West Glendale Avenue
         Appleton, Wisconsin 54914

2.       4287 C.  Southeast International Way, Suite C
         Milwaukie, Oregon 97222

                                  Schedule 5.18

                             Demand Deposit Accounts




International Knife

                                                                    Description
Name of Institution                            Account Number        of Account
-------------------                            --------------        ----------

Fifth Third Bank of Northern Kentucky, Inc.       999-77224        Concentration
8100 Burlington Pike
Florence, KY 41042

Fifth Third Bank of Northern Kentucky, Inc.       741-30262         Payroll-ZBA
8100 Burlington Pike
Florence, KY 41042

Fifth Third Bank of Northern Kentucky, Inc.       741-33025         A/P-ZBA
8100 Burlington Pike
Florence, KY 41042


Parent

                                                                  Description of
Name of Institution                             Account Number       Account

Wilmington Trust Company                          262-58855     Miscellaneous
Rodney Square North                                             Fees Account
1100 N. Market Street
Wilmington, DE 19890

                                  Schedule 5.20

                             Permitted Indebtedness

1. International Knife issued $90 million in aggregate principal amount of Subordinated Notes on November 6, 1996 under an Indenture, dated as of November 6, 1996, by and between International Knife and United States Trust Company of New York, as trustee.

2.   Capitalized lease obligations in amount of not more than $3,500,000.

3. Deferred compensation arrangements with former officers of the Company in the aggregate amount of approximately $350,000, as set forth below in approximate amounts:

         o        Horst Brautigam                       $125,000
                  Former President
         o        Edward Brent                          $125,000
                  Former Chief Financial Officer

         o        James Reed                            $100,000
                  Former Chief Executive Officer

4. Note payable in connection with acquisition of South Carolina real property in outstanding amount of not more than $80,000.