Form 10-Q
period 2001-09-30
INTERNATIONAL KNIFE & SAW INC
filed 2001-11-14
CIK 1027909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the quarterly period ended September 30, 2001

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

As of October 31, 2001, there were 481,971 shares of the registrant's common stock outstanding, all of which were owned by an affiliate of the registrant.

                International Knife & Saw, Inc. and Subsidiaries
                                      Index

                                                                        Page No.
         Part I. Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets                                      3

         Consolidated Statements of Income                                5

         Consolidated Statements of Cash Flows                            6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      23

         Part II. Other Information

Item 1.  Legal Proceedings                                               24

Item 2.  Change in Securities and Use of Proceeds                        24

Item 3.  Defaults Upon Senior Securities                                 24

Item 4.  Submission of Matters to a Vote of Security Holders             24

Item 5.  Other Information                                               24

Item 6.  Exhibits and Reports on Form 8-K                                25

         (a) Exhibits
         (b) Reports on Form 8-K                                         25

         Signatures                                                      26

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                    September 30,   December 31,
                                                        2001           2000
                                                    ----------------------------
                                                          (in thousands)

Assets
Current assets:
Cash and cash equivalents                          $  1,394     $   3,392
Accounts receivable, trade, less allowances for
doubtful accounts of $1,211 and $2,428               10,486        24,223
Inventories                                          11,055        29,526
Due (to) from parent                                   (125)           34
Other current assets                                    536         2,898
                                                    ----------------------------
Total current assets                                 23,346        60,073

Other assets:
Goodwill                                              7,084        14,773
Debt issuance costs                                       -         2,271
Other noncurrent assets                                 689         2,478
                                                    ----------------------------
                                                      7,773        19,522

Property, plant and equipment-net                    19,647        46,796
                                                    ----------------------------
Total assets                                       $ 50,766     $ 126,391
                                                    ============================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   September 30,    December 31,
                                                       2001            2000
                                                    ----------------------------
                                                          (in thousands)

Liabilities and shareholder's deficit
Current liabilities subject to compromise:
Accrued interest                                    $   8,787   $       -
Other accrued liabilities                                 122           -
Senior subordinated notes                              90,000           -
                                                    ----------------------------
Total current liabilities subject to compromise        98,909           -

Current liabilities not subject to compromise:
Notes payable                                           3,000      19,208
Current portion of long-term debt                         956       4,027
Accounts payable                                        3,639      10,807
Accrued liabilities                                     5,154      13,745
                                                    ----------------------------
Total current liabilities not subject to compromise    12,749      47,787

Long-term debt, less current portion                    1,458     108,321
Other liabilities                                         301       8,865
                                                    ----------------------------
Total liabilities                                     113,417     164,973

Minority interest                                           -       1,072

Shareholder's deficit:
Common stock, no par value - authorized - 580,000
shares; issued - 526,904
shares; outstanding -
481,971 shares                                              5           5
Additional paid-in capital                             10,153      10,153
Accumulated deficit                                   (66,856)    (41,427)
Accumulated other comprehensive loss                   (2,521)     (4,953)
Treasury stock, at cost                                (3,432)     (3,432)
                                                    ----------------------------
Total shareholder's deficit                           (62,651)    (39,654)

                                                    ----------------------------
Total liabilities and shareholder's deficit         $  50,766   $ 126,391
                                                    ============================

See accompanying notes.

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                        Consolidated Statements of Income
                                   (Unaudited)






                                                         Quarter ended                 Nine months ended
                                                         September 30,                   September 30,
                                                     2001            2000             2001            2000
                                                     -----------------------------------------------------
                                                           (in thousands, except per share amounts)

Net sales                                            $ 18,147        $ 37,652         $ 88,297        $124,219

Cost of sales                                          14,637          27,816           67,425          91,656
                                                     ---------------------------------------------------------
Gross profit                                            3,510           9,836           20,872          32,563
Selling, general and administrative expenses            4,261           8,721           20,374          29,746
                                                     ---------------------------------------------------------
Operating income (loss)                                  (751)          1,115              498           2,817

Other expenses (income):
Interest income                                           (10)            (30)            (203)            (96)
Interest expense (contractual interest of
$2,784 and  $9,301 in 2001)                             2,614           3,242            9,131           9,606
Minority interest                                           -              59              103             193
                                                      ---------------------------------------------------------
                                                        2,604           3,271            9,031           9,703
Loss before reorganization expenses and               ---------------------------------------------------------
income taxes                                           (3,355)         (2,156)          (8,533)         (6,886)
Reorganization expenses                                 3,931               -           17,244               -
                                                      ---------------------------------------------------------

Loss before income taxes                               (7,286)         (2,156)         (25,777)         (6,886)
Provision (benefit) for income taxes                      (71)            178             (348)          1,346
                                                      ---------------------------------------------------------
Net loss                                             $ (7,215)       $ (2,334)      $ (25,429)        $ (8,232)
                                                     ==========================================================
Net loss per common share                            $ (14.97)       $  (4.84)      $  (52.76)        $ (17.08)

See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Nine months ended
                                                                              September 30,
                                                                        2001                 2000
                                                                      ----------------------------
                                                                              (in thousands)

Operating activities
Net loss                                                             $ (25,429)             $ (8,232)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization                                            4,558                5,780
Loss on disposition of businesses                                       11,233                1,981
Loss on sale of property, plant and equipment                               85                   63
Minority interest in income of subsidiary                                  103                  193
Changes in operating assets and liabilities, net of effects from purchases of operations and disposition of businesses:
Accounts receivable                                                       (576)                 337
Inventories                                                              2,921                1,254
Accounts payable                                                        (3,910)              (2,495)
Accrued liabilities                                                      7,816                  605
Other                                                                      118                  568
                                                                       ----------------------------
Net cash (used) provided by operating activities                        (3,081)                  54

Investing activities
Purchases of operations, net of cash acquired                                -                 (956)
Purchases of property, plant and equipment                              (2,720)              (4,043)
Proceeds from sale of property, plant and equipment                        119                  628
Proceeds from disposition of businesses, net of cash disposed            9,252                1,290
Decrease (increase) in notes receivable and other assets                    90                 (283)
                                                                        ----------------------------
Net cash provided (used) by investing activities                         6,741               (3,364)

Financing activities
Increase in amounts due to parent                                          159                    5
Increase in notes payable and long-term debt                             8,549               21,289
Repayment of notes payable and long-term debt                          (16,574)             (16,247)
Write off of debt issue costs                                            2,370                    -
Cash received from investees                                                18                   51
                                                                        ----------------------------
Net cash (used) provided by financing activities                        (5,478)               5,098

Effect of exchange rates on cash and cash equivalents                     (180)                (377)
                                                                        ----------------------------
Increase (decrease) in cash and cash equivalents                        (1,998)               1,411
Cash and cash equivalents at beginning of period                         3,392                1,862
                                                                        ----------------------------
Cash and cash equivalents at end of period                             $ 1,394              $ 3,273
                                                                        ============================
See accompanying notes.


                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 (in thousands)

1. Basis of Presentation and Plan of Reorganization

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

On September 24, 2001 (the "Petition Date"), the Company, together with IKS Corporation, which owns 100% of the Company, filed a petition for relief under Chapter 11 (the "Filing") of the U.S. Bankrupcty Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the District of Delaware (the "Court"). The Company is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. The terms of the Company's proposed plan of reorganization (the "Proposed Plan") were pre-negotiated between the Company and certain of its noteholders. The confirmation of the Proposed Plan is expected to be completed by December 31, 2001.

The Proposed Plan provides that, upon consummation, approximately $90,000 of outstanding indebtedness (plus accrued interest) of the Company will be exchanged for 100% of the equity interests in the reorganized IKS Corporation, subject to dilution on account of any management equity incentive plans. All outstanding IKS Corporation debt and equity interests will be cancelled. A disclosure statement and the Proposed Plan were filed with the Court on October 10, 2001 and amendments were filed on November 13, 2001. The hearing to consider approval of the disclosure statement is scheduled for November 14, 2001. The hearing to consider confirmation of the Proposed Plan is scheduled for December 17, 2001.

The unaudited consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP No. 90-7"), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code.

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)

1. Basis of Presentation and Plan of Reorganization (continued)

The Company is subject to the jurisdiction and supervision of the Court during the period from the Petition Date until its emergence from bankruptcy. Pursuant to the provisions of the Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These claims are reflected in the September 30, 2001 balance sheet as "liabilities subject to compromise."

As a result of the Filing, certain pre-petition liabilities were reclassified to liabilities subject to compromise at September 24, 2001. These claims are expected to be settled in accordance with the Proposed Plan. The liabilities subject to compromise are reflected on the consolidated balance sheet as of September 30, 2001 as follows:

     Senior subordinated notes                         $ 90,000
     Accrued interest                                     8,787
     Other accrued liabilities                              122
     Total liabilities subject to compromise           $ 98,909

Reorganization expenses incurred in the period subsequent to the Petition Date to September 30, 2001, totaled $2,855. Prior to the Petition Date, the Company incurred certain costs related to the Proposed Plan, approximating $14,389, that are classified as reorganization expenses on the Consolidated Statements of Income. Of these reorganization expenses, cash was paid of $3,156 primarily for professional fees and severance costs, $2,370 related to non-cash charges for the write-off of debt issue costs, and $11,233 represents the loss on the sale of IKS Klingelnberg GmbH ("IKSK"), a wholly owned German subsidiary of the Company (see Note 7 of the Notes to the Consolidated Financial Statements).

Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Any actions to collect upon claims secured by the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment.

The Company received approval from the Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and related employee benefits and expenses,

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)

1. Basis of Presentation and Plan of Reorganization (continued)

customer returns and credit policies, and all pre-petition claims of trade creditors who agree to provide credit, goods and/or services in accordance with customary terms in the industry.

On June 21, 2001, the Company entered into an agreement with Chilmark Fund II, L.P. ("Chilmark") for a six-month senior secured credit facility for up to $5,000. At September 30, 2001, the interest rate on this facility was 7.75% and the Company had $3,000 outstanding under this facility. As a result of the Filing, the Company is in default on this facility. To provide the Company with operating capital during the restructuring process, on October 17, 2001, the Company obtained a commitment of $7,000 in debtor-in-possession financing from two lenders under a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement ("DIP Facility"). The DIP Facility matures on the earlier of February 1, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1% per annum in excess of the U.S. prime rate as to U.S. prime rate loans but not less than 7.75% per annum.

At September 30, 2001, the Company had $0 available under the senior secured credit facility and approximately $1,394 of cash on hand. At October 31, 2001, the Company had approximately $6,700 available under the DIP Facility and approximately $2,433 of cash on hand.

The financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Filing, such realization of assets and satisfaction of liabilities is subject to uncertainty. Further, implementation of the Proposed Plan could materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of implementing the Proposed Plan. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of the Proposed Plan, the ability to comply with debtor-in-possession financing agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)

1. Basis of Presentation and Plan of Reorganization (continued)

accompanying unaudited consolidated financial statements do not include any adjustments that would be required if the Company were to be liquidated.

Prior to the Filing, the Company did not make its May 15, 2001 interest payment on its $90,000 11 3/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes") due to insufficient liquidity. As a result of the Filing and not making the May 15, 2001 interest payment, the Company is in default of the terms of its Subordinated Notes. Accordingly, approximately $90,000 of such debt outstanding is classified as liabilities subject to compromise on the Company's consolidated balance sheet. Contractual interest on those obligations amounted to $7,678 for the nine months ended September 30, 2001, which is $170 in excess of reported interest expense. The Company has discontinued accruing interest on these obligations.

As part of the Company's restructuring initiative, on June 6, 2001, the Company sold all of the issued and outstanding capital stock of IKSK for $11,724 in cash (see Note 7 of the Notes to the Consolidated Financial Statements). The proceeds from the sale were immediately applied to repay all indebtedness and other obligations owed by the Company to Deutsche Bank, AG, the Company's former senior lender.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In accordance with SOP No. 90-7, at the earlier of its emergence from bankruptcy or the first quarter of 2002, the Company will apply the new rules on accounting for goodwill and other intangible assets. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $400 ($0.83 per share) per year. When adopted, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and provides a single accounting model for long-lived assets to be disposed of. In accordance with SOP No. 90-7, at the earlier of its emergence from bankruptcy or the first quarter of 2002, the Company will apply the new rules on long-lived assets. The Company has not yet determined what the effect of the adoption of this Statement will be on the earnings and financial position of the Company.

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)

2. Entity in Reorganization Proceedings

SOP No. 90-7 requires separate financial statements of the entities in reorganization proceedings when consolidated financial statements include one or more entities in reorganization and one or more entities not in reorganization.

The following unaudited financial information includes balance sheets as of September 30, 2001 and December 31, 2000, statements of income for the quarter and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 of International Knife & Saw, Inc., with investments in subsidiaries accounted for using the equity method of accounting.

                                                      September 30, December 31,
                                                          2001          2000
                                                      --------------------------
                                                            (in thousands)

Assets
Current assets:

Cash and cash equivalents                            $   1,159    $      1
Accounts receivable, trade, less allowances for
doubtful accounts of $997 and $822                       7,795       9,318
Inventories                                              8,365      11,537
Intercompany receivables                                 2,291       1,685
Other current assets                                       357       1,160
                                                      --------------------------
Total current assets                                    19,967      23,701

Other assets:
Goodwill                                                 7,050       7,349
Debt issuance costs                                          -       2,271
Investment in subsidiaries                               2,653      21,916
Other non current assets                                   190         207
                                                      --------------------------
                                                         9,893      31,743

Property, plant and equipment-net                       18,577      19,607
                                                      --------------------------
Total assets                                         $  48,437    $ 75,051
                                                      ==========================

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


2. Entity in Reorganization Proceedings (continued)


                                                September 30,      December 31,
                                                    2001               2000
                                                        (in thousands)
                                                -------------------------------

Liabilities and shareholder's deficit
Current liabilities subject to compromise:

Accrued interest                                   $   8,787     $        -
Other accrued liabilities                                122              -
Senior subordinated notes                             90,000              -
                                                -------------------------------
Total current liabilities subject to compromise       98,909              -

Current liabilities not subject to compromise:
Notes payable                                          3,000         10,219
Current portion of long-term debt                        956          1,096
Accounts payable                                       2,062          5,134
Accrued liabilities                                    4,476          5,773
                                                -------------------------------
Total current liabilities not subject to compromise   10,494         22,222

Long-term debt, less current portion                   1,458         92,138
Other liabilities                                        227            345
                                                -------------------------------
Total liabilities                                    111,088        114,705

Shareholder's deficit:
Common stock, no par value - authorized - 580,000
shares; issued - 526,904
shares; outstanding -
481,971 shares                                             5              5
Additional paid-in capital                            10,153         10,153
Accumulated deficit                                  (66,856)       (41,427)
Accumulated other comprehensive loss                  (2,521)        (4,953)
Treasury stock, at cost                               (3,432)        (3,432)
                                                -------------------------------
Total shareholder's deficit                          (62,651)       (39,654)
                                                -------------------------------
Total liabilities and shareholder's deficit        $  48,437     $   75,051
                                                ===============================



                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

2. Entity in reorganization proceedings (continued)


                                                      Quarter ended                  Nine months ended
                                                      September 30,                    September 30,
                                                    2001            2000            2001           2000
                                                  ----------------------------------------------------------
                                                      (in thousands, except per share amounts)


Net sales                                        $   16,619     $   19,853      $   52,183      $   65,472

Cost of sales                                        13,597         15,727          42,479          51,621
                                                 -----------------------------------------------------------
Gross profit                                          3,022          4,126           9,704          13,851

Selling, general and administrative expenses          3,676          4,514          11,888          16,728
                                                 -----------------------------------------------------------
Operating loss                                         (654)          (388)         (2,184)         (2,877)

Other expenses (income):
Interest income                                          (6)           (14)           (154)            (27)
Interest expense (contractual interest of
$2,784 and $8,630 in 2001)                            2,614          2,839           8,460           8,405
                                                 -----------------------------------------------------------
                                                      2,608          2,825           8,306           8,378
                                                 -----------------------------------------------------------
Loss before reorganization expenses and
income taxes                                         (3,262)        (3,213)        (10,490)        (11,255)
Reorganization expenses                               3,931              -          17,244               -
                                                 -----------------------------------------------------------

Loss before income taxes                             (7,193)        (3,213)        (27,734)        (11,255)
Provision (benefit) for income taxes                      -              -          (1,008)              -
Equity income (loss) in undistributed
earnings of subsidiaries                                (22)           879           1,297           3,023
                                                 -----------------------------------------------------------

Net loss                                         $   (7,215)    $   (2,334)     $  (25,429)     $   (8,232)
                                                 ===========================================================

Net loss per common share                        $   (14.97)    $    (4.84)     $   (52.76)     $   (17.08)


                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


2. Entity in Reorganization Proceedings (continued)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                   2001            2000
                                                                                -----------------------
                                                                                     (in thousands)
Operating activities
Net loss                                                                       $  (25,429)      $   (8,232)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization                                                       2,989            3,029
Loss on disposition of businesses                                                  11,233            1,981
Loss on sale of property, plant and equipment                                          98               74
Changes in operating assets and liabilities, net of effects from purchases of operations and disposition of businesses:
Accounts receivable                                                                   760            1,931
Inventories                                                                         3,172            2,008
Accounts payable                                                                   (4,351)          (5,334)
Accrued liabilities                                                                 7,612            2,541
Other                                                                                 156              392
                                                                               -------------------------------
Net cash used by operating activities                                              (3,768)          (1,610)

Investing activities
Purchases of property, plant and equipment                                         (1,484)          (1,607)
Proceeds from sale of property, plant and equipment                                    76              386
Proceeds from disposition of businesses, net of cash disposed                      11,724            1,290
Decrease (increase) in notes receivable and other assets                              101              (50)
                                                                               -------------------------------
Net cash provided by investing activities                                          10,417               19

Financing activities
Increase in amounts due to parent                                                     159                5
Increase in notes payable and long-term debt                                        6,000           10,555
Repayment of notes payable and long-term debt                                     (14,039)          (9,020)
Write off of debt issue costs                                                       2,370                -
Cash received from investees                                                           18               51
                                                                               -------------------------------
Net cash (used) provided by financing activities                                   (5,492)           1,591

Increase in cash and cash equivalents                                               1,157               -
Cash and cash equivalents at beginning of period                                        1                1
                                                                               -------------------------------
Cash and cash equivalents at end of period                                     $    1,158       $        1
                                                                               ===============================


                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)


3.  Comprehensive Income

The Company includes foreign currency translation adjustments in other comprehensive income. For the quarters ended September 30, 2001 and 2000, total comprehensive losses amounted to $7,484 and $3,368, respectively, including $269 and $1,032 of other comprehensive losses related to foreign currency translation. For the nine months ended September 30, 2001 and 2000, total comprehensive losses amounted to $22,997 and $10,150, respectively, including $2,432 of other comprehensive gains and $1,916 of other comprehensive losses related to foreign currency translation.

4.  Notes Payable and Long -Term Debt

                                                                         September 30,        December 31,
                                                                             2001                 2000
                                                                         ------------         ------------
Notes payable:
Note payable on demand in German Marks to a German bank,
issued under revolving credit agreements, interest payable quarterly       $     -             $   5,499
Note payable on demand in U.S. Dollars to a German bank,
issued under revolving credit agreements, interest payable quarterly             -                 8,719
Notes payable on demand in Chinese Yuan Renminbi to
Chinese banks, issued under revolving credit agreements,
interest payable monthly                                                         -                 2,125
Note payable on demand in Austrian Schillings to an Austrian bank                -                 1,365
Note payable on demand in U.S. Dollars to a U.S. bank                            -                 1,500
Note payable in U.S. Dollars to a U.S. lender                                3,000                     -
                                                                           --------------------------------
                                                                           $ 3,000              $ 19,208
                                                                           ================================

                                                                         September 30,        December 31,
                                                                             2001                 2000
                                                                         ------------         ------------

Long-term debt:
11-3/8% Senior Subordinated Notes due 2006, subject to compromise          $90,000              $ 90,000
Notes payable in German Marks to a German bank                                   -                14,559
Notes payable in Chinese Yuan Renminbi to Chinese banks                          -                 1,017
Capitalized lease obligations to U.S. lenders                                2,384                 3,199
Promissory notes payable in Austrian Schillings to an
Austrian bank                                                                    -                 1,746
Promissory note payable in Dutch Guilders to a former
shareholder of the Diacarb Company                                               -                 1,792
Other                                                                           30                    35
                                                                           --------------------------------
                                                                            92,414               112,348
Less current portion                                                        90,956                 4,027
                                                                           --------------------------------
                                                                           $ 1,458              $108,321
                                                                           ================================


                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)


4.  Notes Payable and Long -Term Debt (continued)

As a result of the Filing, the Subordinated Notes are held by a class of creditors that are subject to compromise. (See Note 1 of the Notes to the Consolidated Financial Statements.)

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

On June 21, 2001, the Company entered into an agreement with Chilmark for a six-month senior secured credit facility for up to $5,000 to replace its former Deutsche Bank facilities. At September 30, 2001, the interest rate on this facility was at 7.75% and the Company had $3,000 outstanding under this facility. As a result of the Filing, the Company is in default on this facility. To provide the Company with operating capital during the restructuring process, on October 17, 2001, the Company obtained a commitment of $7,000 in debtor-in-possession financing from two lenders under a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement ("DIP Facility"). The DIP Facility matures on the earlier of February 1, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1% per annum in excess of the U.S. prime rate as to U.S. prime rate loans but not less than 7.75% per annum.

5. Income Taxes

IKS Corporation, of which the Company is a wholly-owned subsidiary, files a consolidated federal income tax return which includes the Company. The Company's provision/benefit for income taxes includes U.S. federal, state, and local income taxes as well as non-U.S. income taxes in certain jurisdictions. The current and deferred tax provision and benefit for the Company are recorded as if it filed on a stand-alone basis. All participants in the consolidated income tax return are separately liable for the full amount of the taxes, including penalties and interest, if any, which may be assessed against the consolidated group. The current provision/benefit for United States income taxes is recorded to the intercompany account with IKS Corporation. The Company did not record a tax benefit related to the pre-tax losses in the United States for the quarter and nine months ended September 30, 2001 in accordance with income tax accounting rules, but did record the benefit of a $1,108 federal tax refund received in the first quarter of 2001.

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)


6.  Inventories

                                            September 30,         December 31,
                                                 2001                 2000
                                            -----------------------------------
Finished goods                              $     8,102            $    18,275
Work in process                                   1,460                  4,795
Raw materials and supplies                        1,493                  6,456
                                            -----------------------------------
                                            $    11,055            $    29,526
                                            ===================================

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

In connection with the sale, the Purchasers agreed that, for a period of 18 months and subject to certain conditions, IKSK would continue the existing trading arrangements between the Company and IKSK with respect to current products manufactured by IKSK and purchased by the Company. However, the continued existence of that agreement is in dispute.

                International Knife & Saw, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)
                                 (in thousands)

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

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Statements regarding the Company's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the Proposed Plan, the Company's ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, the cost of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, future operating efficiencies, cost savings and other statements which are not historical fact contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of economic conditions, the ability of the Company to realize planned cost savings and other factors detailed in this and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially.

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

     On September 24, 2001, the Company, together with IKS Corporation, the parent of the Company ("the Parent"), filed a petition for relief under Chapter 11 of the U.S. Bankrupcty Code with the U.S. Bankruptcy Court for the District of Delaware. The Company is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. The terms of the Company's proposed plan of reorganization were pre-negotiated between the Company and certain of its noteholders. The confirmation of the Proposed Plan is expected to be completed by December 31, 2001.

     As part of the Company's restructuring initiative, on June 6, 2001, the Company sold all of the issued and outstanding capital stock of IKSK to Diether Klingelnberg and TKM, the "Purchasers," for approximately $11.7 million in cash. Mr. Klingelnberg and Thomas W.G. Meyer are managing directors and stockholders of TKM. Mr. Meyer is a minority stockholder of

Parent. In addition, until April 20, 2001 Mr. Klingelnberg served as a director of the Company and Parent, and until May 31, 2001 Mr. Meyer served as an Executive Vice President of the Company and Parent. At the time of the sale, Mr. Meyer was the Chief Executive Officer of IKSK. The amount of consideration paid to the Company for the issued and outstanding capital stock of IKSK was determined by arms-length negotiation between the Board of Directors of the Company and the Purchasers.

     IKSK comprised all of the Company's non-North American operations and accounted for approximately one half of the Company's 2001 net sales through the sale date and approximately 34% of its net sales during the first nine months of 2001. In connection with the sale, the Purchasers agreed that, for a period of 18 months and subject to certain conditions, IKSK would continue its existing trading arrangements with the Company with respect to current products manufactured by IKSK and purchased by the Company. However, the continued existence of that agreement is in dispute.

Presence outside the U.S.

     The Company's presence outside the U.S. was significantly diminished by the sale of IKSK. The Company's remaining operations are in the U.S., Canada, Mexico and Indonesia. The Company's remaining operations are predominately in North America which accounted for approximately 65% of its net sales during the first nine months of 2001.

     The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company's foreign sales are subject to exchange rate volatility. In addition, the Company's consolidation of its foreign operations and changes in exchange rates relative to the U.S. dollar have impacted financial results. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the U.S. dollar relative to these other currencies can have a negative effect on the profitability of the Company. Comparing exchange rates for the first nine months of 2001 to the first nine months of 2000, excluding IKSK, there was a negative impact of $.6 million on net sales with a minimal impact on operating income. In addition, in the first nine months of 2001 there was a decrease of $2.4 million in accumulated other comprehensive loss from December 31, 2000 due to the realization of $4.2 million of foreign currency translation losses related to IKSK partially offset by a $1.8 million increase in foreign currency translation adjustment. To mitigate the short-term effect of changes in currency exchange rates on the Company's foreign currency based purchases and its functional currency based sales, the Company occasionally enters into foreign exchange and U.S. dollar forward contracts to hedge a portion of its budgeted (future) net foreign exchange and U.S. dollar transactions over periods ranging from one to fifteen months.

Results of Operations

     As used in the following discussion of the Company's results of operations,
(i) the term "gross profit" means the dollar difference between the Company's net sales and cost of sales and (ii) the term "gross margin" means the Company's gross profit divided by its net sales.

     Third quarter and nine months ended September 30, 2001 compared to third quarter and nine months ended September 30, 2000

     Net Sales: Net sales decreased 51.8% to $18.1 million for the third quarter and 28.9% to $88.3 million for the first nine months of 2001 from $37.7 and $124.2 million for the same periods in 2000 primarily attributable to the sale of IKSK in June of 2001 as discussed in Note 7 and to a lesser extent to the poor results in North America (attributable in large part to leadership changes at the Company in 1999 and 2000 and to market softness worldwide). The Company experienced sales reductions in its North American operations of 17.1% to $18.0 million for the third quarter and 20.4% to $57.1 million for the first nine months of 2001 from $21.7 million and $71.7 million for the same periods in 2000. IKSK primarily comprised the remaining $31.2 million of net sales for the first nine months of 2001.

     Gross Profit: Gross profit decreased to $3.5 and $20.9 million for the third quarter and first nine months of 2001 from $9.8 and $32.6 million for the same periods in 2000. Gross margin decreased to 19.3% and 23.6% for the third quarter and first nine months of 2001 compared to 26.1% and 26.2% for the same periods in 2000. The Company experienced gross profit declines in its North American operations of 28.6% to $3.5 million for the third quarter and 31.7% to $11.2 million for the first nine months of 2001 from $4.9 million and $16.4 million for the same periods in 2000 while gross margin also declined to 19.4% and 19.6% from 22.8% and 22.9%, respectively. IKSK primarily comprised the remaining $9.7 million of gross profit for the first nine months of 2001. The decrease in gross profit and the decrease in gross margin in North America are attributable to the factors noted above.

     Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were $4.3 and $20.4 million for the third quarter and first nine months of 2001 compared to $8.7 and $29.7 million for the same periods in 2000. Excluding the non-recurring charges in the second quarter of 2000, SG&A expenses would have been $27.6 million for the first nine months of 2000. SG&A expenses increased to 23.5% and decreased to 23.1% from 23.1% and 23.9% of net sales for the respective prior periods. Excluding the non-recurring charges in the second quarter of 2000, SG&A expenses would have been 22.3% for the first nine months of 2000.

     Interest Expense, net: Net interest expense decreased to $2.6 and $8.9 million for the third quarter and first nine months of 2001 compared to $3.2 and $9.5 million for the same periods in 2000 primarily due to the sale of IKSK. In accordance with SOP No. 90-7, the Company has ceased accruing interest on the Subordinated Notes as of the Petition Date.

     Reorganization expenses: Reorganization expenses for the third quarter and first nine months of 2001 are comprised primarily of the loss on the sale of IKSK, $0 and $11.2 million; professional fees, $1.1 million and $3.0 million; write off of debt issue costs, $2.4 million and $2.4 million; and severance costs, $0.4 million and $0.5 million, respectively.

     Income Taxes: The Company did not record a tax benefit related to its pre-tax losses in the United States in the third quarter or in the first nine months of 2001 in accordance with income tax accounting rules, but did record the benefit of a $1.1 million federal tax refund received in the first quarter of 2001. This benefit more than offsets the tax provisions recorded on pre-tax income in the Company's other operations for the first nine months of 2001. As a result, the Company has recorded a $0.1 million and a $0.3 million consolidated benefit for income tax on a consolidated third quarter and first nine months of 2001 pre-tax loss of $7.3 million and $25.8 million, respectively. The only significant change in income taxes from 2000 is due to the benefit recorded on the federal tax refund in the first quarter of 2001 and the sale of IKSK.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. The Company believes that the $7.0 million commitment under the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization. The DIP Facility matures on the earlier of February 1, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1% per annum in excess of the U.S. prime rate as to U.S. prime rate loans but not less than 7.75% per annum. At October 31, 2001, the Company had approximately $6.7 million available under its DIP Facility and approximately $2.4 million cash on hand.

     The Proposed Plan provides that upon confirmation, approximately $90 million of outstanding indebtedness (plus accrued interest) will be eliminated by the exchange of this debt for 100% of the fully diluted equity interests of reorganized Parent, subject to dilution on account of any management equity incentive plans. At September 30, 2001, the only other debt obligations of the Company are capitalized lease obligations (totaling $2.4 million) and obligations outstanding under its senior credit facility (totaling $3.0 million).

     The Company does not have any significant capital expenditure commitments in the remainder of 2001 or in 2002 that cannot be deferred; however, deferral of planned maintenance and expansion expenditures may negatively impact the Company's operations. In addition, the Company is pursuing aggressive cost cutting programs.

     The sufficiency of the Company's liquidity and capital resources is dependent upon the confirmation of the Proposed Plan, the ability to comply with debtor-in-possession agreements, generating sufficient positive cash from operations and financing sources to meet obligations, and ultimately, its return to future profitable operations. Because the terms of the Proposed Plan were pre-negotiated between the Company and certain of its note holders, the Company believes the Proposed Plan will be approved and implemented in a timely manner. The Company is currently negotiating with potential lenders for an exit credit facility in an amount between $10 million and $15 million. Following confirmation of the Proposed Plan, the proceeds of the exit facility will be used for working capital, capital expenditures and other corporate purposes.

     Net cash flow used by operations aggregated $3.1 million for the first nine months of 2001 compared to cash provided of $.1 million for the same period in 2000. The decrease was primarily attributable to an increased net loss of $7.9 million, net of loss on sale of businesses, partially offset by a $6.1 million decrease in working capital primarily due to $7.2 million of interest accrued on the Subordinated Notes that was due on May 15, 2001 but that was not paid.

     Cash provided by investing activities for the first nine months of 2001 was $6.7 million compared to cash used of $3.4 million for the same period in 2000. The increase is primarily due to the proceeds from the sale of IKSK.

     Cash used by financing activities for the first nine months of 2001 was $5.5 million compared to cash provided of $5.1 million for the same period in 2000. The decrease is primarily due to decreased net borrowings of $13.1 million due to the $11.7 million repayment of indebtedness and other obligations to the Company's former senior lender with proceeds from the sale of IKSK.

Impact of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In accordance with SOP No. 90-7, at the earlier of its emergence from bankruptcy or the first quarter of 2002, the Company will apply the new rules on accounting for goodwill and other intangible assets. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $.4 million ($0.83 per share) per year. When adopted, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and provides a single accounting model for long-lived assets to be disposed of. In accordance with SOP No. 90-7, at the earlier of its emergence from bankruptcy or the first quarter of 2002, the Company will apply the new rules on long-lived assets. The Company has not yet determined what the effect of the adoption of this Statement will be on the earnings and financial position of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Information required by Item 3 is included in Item 2 on page 20 of this Form 10-Q.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is from time to time involved in legal proceedings arising in the normal course of business. The Company believes there is no outstanding litigation which could have a material impact on its financial position or results of operations.

     Information required by Item 1 related to the Company's bankruptcy proceedings is included in Part I, Item 1 on pages 7 - 10 of this Form 10-Q.

Item 2. Change in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

     Prior to the Filing for protection under Chapter 11 of the U.S. Bankruptcy Code on September 24, 2001, as described in Note 1 to the Consolidated Financial Statements, the Company had suspended payments of interest on its Subordinated Notes. The following table sets forth the scheduled debt payment that was not made during the second quarter of 2001:

Debt Series and Aggregate Principal      Type and Date of     Amount Unpaid in
         Amount Outstanding           Payment Due in Quarter      Quarter
11 3/8% Subordinated Notes due 2006   Interest, May 15, 2001    $5.1 million
($90 million)

     As a result of the Filing, the Company is also in default on its senior secured credit facility. As a result of these defaults, the holders of the Subordinated Notes and the lender under the Company's senior secured credit facility have the right to demand acceleration of this debt. At the date of this filing, total arrearages of principal and interest are $5.1 million.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     A report on Form 8-K/A dated August 9, 2001 was filed regarding the Company's sale of IKSK.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL KNIFE & SAW, INC.


                                   By: /s/ Frederick F. Schauder
                                       --------------------------------------
                                           Frederick F. Schauder
                                           President and Chief Executive Officer


                                   By: /s/ William M. Schult
                                       --------------------------------------
                                           William M. Schult
                                           Executive Vice President - Chief
                                           Financial Officer, Treasurer and
                                           Secretary (Principal Financial and
                                           Accounting Officer)



                                       November 14, 2001